Form 10-Q
period 1994-09-30
USAIR INC /NEW/
filed 1994-11-14
CIK 714560

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For the period ended September 30, 1994

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


                        USAir Group, Inc.
          2345 Crystal Drive, Arlington, Virginia 22227
            (Address of principal executive offices)
                        (703) 418-5306
       (Registrant's telephone number, including area code)

                           USAir, Inc.
          2345 Crystal Drive, Arlington, Virginia 22227
            (Address of principal executive offices)
                        (703) 418-7000
       (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing require-ments for the past 90 days.

               Yes   x                    No
                   -----                     -----

     At October 31, 1994, there were outstanding approximately
60,558,000 shares (exclusive of approximately 518,000 shares held in treasury) of common stock of USAir Group, Inc. and 1,000 shares of common stock of USAir, Inc.

     The registrant USAir, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclo-sure format.

                        USAir Group, Inc.
                               and
                            USAir, Inc.

                  Quarterly Report on Form 10-Q

                         TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                               Page

   Item 1A.  Financial Statements - USAir Group, Inc.

      Condensed Consolidated Statements of Operations
         - Three Months and Nine Months Ended September 30,
           1994 and 1993                                       1

      Condensed Consolidated Balance Sheets
         - September 30, 1994 and December 31, 1993            2

      Condensed Consolidated Statements of Cash Flows
         - Nine Months Ended September 30, 1994 and 1993       3

      Notes to Condensed Consolidated Financial
           Statements                                          4

   Item 1B.  Financial Statements - USAir, Inc.

      Condensed Consolidated Statements of Operations
         - Three Months and Nine Months Ended September 30,
           1994 and 1993                                       7

      Condensed Consolidated Balance Sheets
         - September 30, 1994 and December 31, 1993            8

      Condensed Consolidated Statements of Cash Flows
         - Nine Months Ended September 30, 1994 and 1993       9

      Notes to Condensed Consolidated Financial
           Statements                                         10

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                        11

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                 22

   Item 3.  Defaults Upon Senior Securities                   22

   Item 5.  Other Information                                 22

   Item 6.  Exhibits and Reports on Form 8-K                  23

SIGNATURES                                                    24

                                         PART I.  FINANCIAL STATEMENTS

                                         Item 1A.  Financial Statements
USAir Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS and NINE MONTHS ENDED SEPTEMBER 30, 1994 and 1993 (Unaudited)
===========================================================================================================
(in thousands except per share amounts)
                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                              ---------------------------       ---------------------------
                                                 1994             1993             1994             1993
                                                 ----             ----             ----             ----
Operating Revenues
   Passenger transportation                   $1,596,018       $1,609,438       $4,842,460       $4,898,006
   Cargo and freight                              37,867           43,067          121,967          127,689
   Other                                         116,888           96,103          351,798          255,022
                                               ---------        ---------        ---------        ---------
      Total operating revenues                 1,750,773        1,748,608        5,316,225        5,280,717
Operating Expenses
   Personnel costs                               737,993          770,797        2,188,567        2,104,989
   Aviation fuel                                 174,747          175,783          499,429          531,768
   Commissions                                   141,461          145,554          445,462          441,956
   Other rent and landing fees                   113,718          110,356          328,146          327,106
   Aircraft rent                                 124,816          118,383          350,506          356,244
   Aircraft maintenance                          106,878          101,540          303,784          275,683
   Depreciation and amortization                 109,147           81,832          274,378          241,110
   Other, net                                    393,350          354,875        1,135,283        1,044,171
                                               ---------        ---------        ---------        ---------
      Total operating expenses                 1,902,110        1,859,120        5,525,555        5,323,027
                                               ---------        ---------        ---------        ---------
      Operating income (loss)                   (151,337)        (110,512)        (209,330)         (42,310)
Other Income (Expense)
   Interest income                                 7,471            3,947           18,082            7,818
   Interest expense                              (71,040)         (63,141)        (210,020)        (186,093)
   Interest capitalized                            4,473            2,754            8,547           14,217
   Other, net                                     30,370          (10,677)          29,816          (26,459)
                                               ---------        ---------        ---------        ---------
      Other income (expense), net                (28,726)         (67,117)        (153,575)        (190,517)
                                               ---------        ---------        ---------        ---------
Income (loss) before taxes and cumulative
   effect of accounting change                  (180,063)        (177,629)        (362,905)        (232,827)
Income tax provision (credit)                          -                -                -                -
                                               ---------        ---------        ---------        ---------
Income (loss) before cumulative effect of
   accounting change                            (180,063)        (177,629)        (362,905)        (232,827)
Cumulative effect of change in method of
   accounting for postemployment benefits              -                -                -          (43,749)
                                               ---------        ---------        ---------        ---------
   Net income (loss)                            (180,063)        (177,629)        (362,905)        (276,576)
                                               ---------        ---------        ---------        ---------
Preferred dividend requirement                   (19,513)         (19,179)         (58,068)         (54,495)
                                               ---------        ---------        ---------        ---------
Net income (loss) applicable to common
   stockholders                               $ (199,576)      $ (196,808)      $ (420,973)      $ (331,071)
                                               =========        =========        =========        =========
Income (loss) per common share
   Before accounting change                   $    (3.32)      $    (3.33)      $    (7.06)      $    (5.35)
   Effect of accounting change                         -                -                -            (0.82)
                                               ---------        ---------        ---------        ---------
      Income (loss) per common share          $    (3.32)      $    (3.33)      $    (7.06)      $    (6.17)
                                               =========        =========        =========        =========

Shares used for computation (000)                 60,062           59,068           59,654           53,682

See accompanying Notes to Condensed Consolidated Financial Statements.

USAir Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1994 (Unaudited) and DECEMBER 31, 1993                 (in thousands except per share amounts)
============================================================================================================
                                                                   September 30,                December 31,
                                                                       1994                         1993
                                                                   -------------                ------------
                            ASSETS
Current Assets
   Cash and cash equivalents                                        $  485,572                   $  368,347
   Receivables, net                                                    492,234                      364,020
   Materials and supplies, net                                         329,343                      362,019
   Prepaid expenses and other                                          108,854                       83,334
                                                                     ---------                    ---------
      Total current assets                                           1,416,003                    1,177,720
Property and Equipment
   Flight equipment                                                  5,075,705                    5,031,351
   Ground property and equipment                                     1,072,411                    1,074,526
   Less accumulated depreciation and amortization                   (2,026,103)                  (1,883,858)
                                                                     ---------                    ---------
                                                                     4,122,013                    4,222,019
   Purchase deposits                                                   204,778                      156,621
                                                                     ---------                    ---------
   Property and equipment, net                                       4,326,791                    4,378,640
Other Assets
   Goodwill, net                                                       530,627                      542,666
   Other intangibles, net                                              321,605                      311,332
   Other assets, net                                                   491,195                      467,555
                                                                     ---------                    ---------
      Total other assets                                             1,343,427                    1,321,553
                                                                     ---------                    ---------
                                                                    $7,086,221                   $6,877,913
                                                                     =========                    =========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                             $   80,557                   $   87,833
   Accounts payable                                                    389,744                      335,918
   Traffic balances payable and unused tickets                         788,124                      630,147
   Accrued expenses                                                  1,187,411                    1,182,886
                                                                     ---------                    ---------
      Total current liabilities                                      2,445,836                    2,236,784
Long-Term Debt, Net of Current Maturities                            2,772,945                    2,444,017
Deferred Credits and Other Liabilities
   Deferred gains, net                                                 420,765                      440,327
   Postretirement benefits other than pensions, non-current            964,453                      907,343
   Non-current pension liability and other                             338,486                      303,299
                                                                     ---------                    ---------
      Total deferred credits and other liabilities                   1,723,704                    1,650,969
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
   Series A, 358,000 shares issued, no par value                       358,000                      358,000
      (redemption value of $366,279 at September 30, 1994)
   Series F,  30,000 shares issued, no par value                       300,000                      300,000
   Series T,  10,000 shares issued, no par value                       100,719                      100,719
Stockholders' Equity (Deficit)
   Series B cumulative convertible preferred stock, no par
      value 4,263,000 depositary shares issued                         213,153                      213,153
   Common stock, par value $1 per share, authorized
      150,000,000 shares, issued 61,076,000 and 61,080,000
      shares, respectively                                              61,076                       61,080
   Paid-in capital                                                   1,377,656                    1,417,346
   Retained earnings (deficit)                                      (2,095,480)                  (1,682,912)
   Common stock held in treasury, at cost, 824,000 and
      1,864,000 shares, respectively                                   (37,089)                     (83,891)
   Deferred compensation                                               (91,904)                     (94,957)
   Adjustment for minimum pension liability                            (42,395)                     (42,395)
                                                                     ---------                    ---------
      Total stockholders' equity (deficit)                            (614,983)                    (212,576)
                                                                     ---------                    ---------
                                                                    $7,086,221                   $6,877,913
                                                                     =========                    =========

See accompanying Notes to Condensed Consolidated Financial Statements.



USAir Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1994 and 1993 (Unaudited)                                     (in thousands)
============================================================================================================
                                                                              1994                  1993
                                                                              ----                  ----
Cash and cash equivalents beginning of period                              $  368,347            $  296,038

Cash flows from operating activities
   Net income (loss)                                                         (362,905)             (276,576)
   Adjustments to reconcile net loss to cash provided by
   (used for) operating activities
      Depreciation and amortization                                           274,378               241,110
      Loss (gain) on disposition of property                                  (24,762)                7,932
      Other                                                                   (19,332)               (5,373)
      Changes in certain assets and liabilities
         Decrease (increase) in receivables                                   (93,414)             (281,387)
         Decrease (increase) in materials, supplies, prepaid
            expenses and intangible pension assets                             (9,755)                  825
         Increase (decrease) in traffic balances payable and
            unused tickets                                                    157,977               115,837
         Increase (decrease) in accounts payable and accrued
            expenses                                                           92,961                46,203
         Increase (decrease) in postretirement benefits other
            than pensions, non-current                                         57,110                53,907
                                                                            ---------             ---------
            Net cash provided by (used for) operating activities               72,258               (97,522)

Cash flows from investing activities
   Aircraft acquisitions and purchase deposits, net                           (21,571)             (167,587)
   Additions to other property                                                (92,021)             (108,038)
   Proceeds from disposition of property                                       34,805               176,315
   Change in restricted cash and investments                                    2,068                 4,403
   Other                                                                        6,998                   (63)
                                                                            ---------             ---------
            Net cash provided by (used for) investing activities              (69,721)              (94,970)

Cash flows from financing activities
   Issuance of debt                                                           222,156               520,359
   Reduction of debt                                                          (65,312)             (834,177)
   Issuance of common stock                                                         -               230,891
   Issuance of preferred stock                                                      -               400,719
   Sale of treasury stock                                                       7,507                 7,502
   Dividends                                                                  (49,663)              (52,431)
                                                                            ---------             ---------
            Net cash provided by (used for) financing activities              114,688               272,863
                                                                            ---------             ---------
Net increase (decrease) in cash and cash equivalents                          117,225                80,371
                                                                            ---------             ---------
Cash and cash equivalents end of period                                    $  485,572            $  376,409
                                                                            =========             =========

Noncash investing and financing activities
   Issuance of debt for aircraft acquisitions                              $  162,139            $  265,437
                                                                            =========             =========
   Issuance of debt for additions to other property                        $        -            $      669
                                                                            =========             =========
   Reduction of debt - aircraft related                                    $        -            $   47,685
                                                                            =========             =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                        USAir Group, Inc.
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)


(1)  BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements include the accounts of USAir Group, Inc. ("USAir Group" or the "Company") and its wholly-owned subsidiaries: USAir, Inc. ("USAir"), Piedmont Airlines, Inc., Jetstream International Airlines, Inc., Pennsylvania Commuter Airlines, Inc., USAir Leasing and Services, Inc., USAir Fuel Corporation and Material Services Company, Inc.

   Management believes that all adjustments necessary for a fair statement of results have been included in the condensed consoli-dated financial statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transac-tions have been eliminated. Certain 1993 amounts have been reclassified to conform with 1994 classifications.

   These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)  LONG-TERM DEBT

   On April 26, 1994, the Company terminated its credit agreement dated March 30, 1987, as amended, with a group of banks ("Credit Agreement"). At that date, there were no borrowings under the Credit Agreement. As a result, 66 jet and commuter aircraft and certain spare engines with a net book value of approximately $260 million at that time were released from a mortgage related to the Credit Agreement. The Company had been in violation of certain covenants at March 31, 1994. The Credit Agreement was scheduled by its terms to expire on September 30, 1994.

(3)  COMMITMENTS

   On May 12, 1994, USAir and The Boeing Company ("Boeing") reached an agreement to reschedule the delivery of 40 firm order 737-series aircraft from the 1997-2000 time period to the years 2003-2005. In addition, USAir has foregone options to purchase 63 737-series, 11 757-series and two 767-series aircraft during the 1996-2000 time period.

   The following schedule of USAir's new aircraft deliveries and scheduled payments at September 30, 1994 (including progress payments, payments at delivery, buyer furnished equipment, spares and capitalized interest) reflects USAir's agreement with Boeing:
                                4

                          Delivery Period - Firm Orders
              -----------------------------------------------------
              Remainder                            There-
                1994   1995   1996   1997   1998    after    Total
               ------  ----   ----   ----   ----   ------    -----
Boeing
  757-200          2      7      8      -      -        -        17
  737 Series       -      -      -      -      -       40        40
                 ---    ---    ---    ---    ---    -----     -----
                   2      7      8      -      -       40        57
                 ===    ===    ===    ===    ===    =====     =====
Payments
 (millions)     $ 83   $280   $253   $  -   $  -   $1,855    $2,471
                 ===    ===    ===    ===    ===    =====     =====

(4)  PREFERRED STOCK

   On September 29, 1994, the Company announced that its Board of Directors (the "Board") had voted to defer the quarterly dividend payment of $8.3 million due September 30, 1994, on the 358,000 shares of the Company's 9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock is owned by affiliates of Berkshire Hathaway Inc ("Berkshire").

   One effect of the decision to defer dividend payments on the Series A Preferred Stock is that the Board will defer future dividend payments on the $300.0 million (face amount) of Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock") and $100.7 million (face amount) of the Series T Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T Preferred Stock"), both of which are owned by British Airways, as well as the approximately $213.2 million (face amount) of publicly held depositary shares representing Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"). The annual dividends on the Series A Preferred Stock amount to approximately $33.1 million. The annual dividends on the preferred stock held by British Airways amount to approximately $26.5 million and the annual dividends on the publicly-held Series B Preferred stock currently amount to approximately $18.7 million.

   So long as preferred dividends are deferred, the Series A Preferred Stock will continue to cumulate dividends at its stated dividend rate plus additional dividends on the balance of the deferred dividends at the higher of the stated dividend rate or the prime rate plus five percentage points. Accordingly, the redemp-tion value of the Series A Preferred Stock at September 30, 1994 is $366.3 million (the face amount of the issuance of $358.0 million plus the $8.3 million dividends that were payable on September 30,
1994). The Series F and T Preferred Stock will continue to cumulate dividends at their stated dividend rates of 7.0% and the three month LIBOR rate plus fifty basis points (5.5% at Septem-ber 30, 1994), respectively, plus additional dividends on the balance of the deferred dividends at the stated dividend rate. The Series B Preferred Stock will continue to cumulate dividends at its stated dividend rate of 8.75% but is not subject to additional dividends on the balance of any deferred dividends.

   Under the terms of the Series A Preferred Stock, Berkshire has the right to elect two additional directors to the Board of Directors of the Company after a scheduled dividend payment has not been paid for thirty days. Berkshire has informed the Company that it does not intend to exercise this right at this time. Under the terms of the Series B Preferred Stock, the holders of that security would have the right to elect two additional directors to the Board of Directors if six quarterly dividends are not paid. If Berkshire were to exercise its right or the holders of the Series B Preferred Stock were to exercise their right to elect additional directors, British Airways would have the right to nominate additional directors to the Board of Directors pursuant to its investment agreement with the Company.

   Berkshire's Chairman Warren E. Buffett and Vice Chairman
Charles T. Munger currently serve as directors on the Company's and USAir's Boards of Directors. In connection with their re-election to the Company's Board in July 1994, Messrs. Buffett and Munger advised the Company that their continued service as directors was contingent on USAir successfully reaching a timely agreement with its organized labor groups which, when combined with other savings, would afford USAir a reasonable opportunity to achieve profitabili-ty in a low fare competitive environment. Berkshire has stated on its quarterly report on Form 10-Q for the three month period ended September 30, 1994 that Messrs. Buffett and Munger expect to determine whether to continue as directors prior to Berkshire's public release of its 1994 annual earnings.

   Depending on future circumstances, the Board may consider the resumption of preferred dividend payments from legally available funds. Even if the Company is successful in restructuring its costs, there can be no assurance when or if preferred dividend payments will resume.


                                         PART I.  FINANCIAL STATEMENTS

                                         Item 1B.  Financial Statements






USAir, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS and NINE MONTHS ENDED SEPTEMBER 30, 1994 and 1993 (Unaudited)                    (in thousands)
============================================================================================================
                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                              ---------------------------       ---------------------------
                                                 1994             1993             1994             1993
                                                 ----             ----             ----             ----
Operating Revenues
   Passenger transportation                   $1,482,214       $1,491,069       $4,506,659       $4,541,867
   Cargo and freight                              37,111           42,209          119,583          125,205
   Other                                         122,357          100,627          368,170          265,705
                                               ---------        ---------        ---------        ---------
      Total operating revenues                 1,641,682        1,633,905        4,994,412        4,932,777

Operating Expenses
   Personnel costs                               702,726          733,928        2,084,341        1,998,999
   Aviation fuel                                 166,811          167,977          476,950          507,597
   Commissions                                   132,677          136,422          419,119          413,991
   Other rent and landing fees                   109,996          106,690          317,418          316,683
   Aircraft rent                                 114,227          107,205          317,059          326,272
   Aircraft maintenance                           92,684           86,052          258,199          229,288
   Depreciation and amortization                 104,004           75,996          257,037          220,301
   Other, net                                    378,798          340,742        1,091,886        1,010,083
                                               ---------        ---------        ---------        ---------
      Total operating expenses                 1,801,923        1,755,012        5,222,009        5,023,214
                                               ---------        ---------        ---------        ---------
      Operating income (loss)                   (160,241)        (121,107)        (227,597)         (90,437)

Other Income (Expense)
   Interest income                                 7,666            5,710           18,775           19,571
   Interest expense                              (71,177)         (60,365)        (209,763)        (175,138)
   Interest capitalized                            4,473            2,754            8,547           14,208
   Other, net                                     23,314          (10,036)          25,392          (23,385)
                                               ---------        ---------        ---------        ---------
      Other income (expense), net                (35,724)         (61,937)        (157,049)        (164,744)
                                               ---------        ---------        ---------        ---------
Income (loss) before taxes and cumulative
   effect of accounting change                  (195,965)        (183,044)        (384,646)        (255,181)

Income tax provision (credit)                          -                -                -                -
                                               ---------        ---------        ---------        ---------
Income (loss) before cumulative effect
   of accounting change                         (195,965)        (183,044)        (384,646)        (255,181)

Cumulative effect of change in method of
   accounting for postemployment benefits              -                -                -          (43,749)
                                               ---------        ---------        ---------        ---------
   Net income (loss)                          $ (195,965)      $ (183,044)      $ (384,646)      $ (298,930)
                                               =========        =========        =========        =========


See accompanying Notes to Condensed Consolidated Financial Statements.

USAir, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1994 (Unaudited) and DECEMBER 31, 1993                 (in thousands except per share amounts)
============================================================================================================
                                                                   September 30,                December 31,
                                                                       1994                         1993
                                                                   ------------                 ------------
                            ASSETS
Current Assets
   Cash and cash equivalents                                        $  484,517                   $  367,835
   Receivable from parent company                                       39,985                       16,092
   Receivables, net                                                    496,195                      367,403
   Materials and supplies, net                                         312,148                      338,808
   Prepaid expenses and other                                          103,044                       78,131
                                                                     ---------                    ---------
      Total current assets                                           1,435,889                    1,168,269
Property and Equipment
   Flight equipment                                                  4,828,788                    4,824,031
   Ground property and equipment                                     1,054,845                    1,045,306
   Less accumulated depreciation and amortization                   (1,950,071)                  (1,786,817)
                                                                     ---------                    ---------
                                                                     3,933,562                    4,082,520
   Purchase deposits                                                   204,778                      156,621
      Property and equipment, net                                    ---------                    ---------
      ($162,000 pledged for parent company debt at
      December 31, 1993)                                             4,138,340                    4,239,141
Other Assets
   Goodwill, net                                                       530,627                      542,666
   Other intangibles, net                                              320,893                      310,545
   Other assets, net                                                   572,630                      548,847
                                                                     ---------                    ---------
      Total other assets                                             1,424,150                    1,402,058
                                                                     ---------                    ---------
                                                                    $6,998,379                   $6,809,468
                                                                     =========                    =========
             LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
   Current maturities of long-term debt                             $   76,035                   $   85,715
   Accounts payable                                                    375,138                      316,843
   Traffic balances payable and unused tickets                         819,489                      659,606
   Accrued expenses                                                  1,158,615                    1,150,062
                                                                     ---------                    ---------
      Total current liabilities                                      2,429,277                    2,212,226
Long-Term Debt, Net of Current Maturities
   Long-term debt                                                    2,725,822                    2,441,935
   Notes payable - parent company                                      104,410                      105,080
                                                                     ---------                    ---------
      Total long-term debt, net of current maturities                2,830,232                    2,547,015
Deferred Credits and Other Liabilities
   Deferred gains, net                                                 415,678                      434,586
   Postretirement benefits other than pensions, non-current            964,203                      907,093
   Non-current pension liability and other                             335,584                      300,497
                                                                     ---------                    ---------
      Total deferred credits and other liabilities                   1,715,465                    1,642,176
Commitments and Contingencies
Stockholder's Equity
   Common stock, par value $1 per share, authorized
      1,000 shares, issued and outstanding 1,000 shares                      1                            1
   Paid-in capital                                                   2,416,131                    2,416,131
   Retained earnings (deficit)                                      (2,350,763)                  (1,966,117)
   Adjustment for minimum pension liability                            (41,964)                     (41,964)
                                                                     ---------                    ---------
      Total stockholder's equity                                        23,405                      408,051
                                                                     ---------                    ---------
                                                                    $6,998,379                   $6,809,468
                                                                     =========                    =========

See accompanying Notes to Condensed Consolidated Financial Statements.

USAir, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1994 and 1993 (Unaudited)                                     (in thousands)
============================================================================================================
                                                                              1994                  1993
                                                                              ----                  ----
Cash and cash equivalents beginning of period                              $  367,835            $  295,432

Cash flows from operating activities
   Net income (loss)                                                         (384,646)             (298,930)
   Adjustments to reconcile net loss to cash provided by
   (used for) operating activities
      Depreciation and amortization                                           257,037               220,301
      Loss (gain) on disposition of property                                  (17,350)                8,391
      Other                                                                   (16,597)              (10,288)
      Changes in certain assets and liabilities
         Decrease (increase) in receivables                                   (47,466)             (199,808)
         Decrease (increase) in materials, supplies, prepaid
            expenses and intangible pension assets                            (15,164)                5,914
         Increase (decrease) in traffic balances payable and
            unused tickets                                                    159,883               120,672
         Increase (decrease) in accounts payable and accrued
            expenses                                                          101,358                51,036
         Increase (decrease) in postretirement benefits other
            than pensions, non-current                                         57,110                53,859
                                                                            ---------             ---------
            Net cash provided by (used for) operating activities               94,165               (48,853)
Cash flows from investing activities
   Aircraft acquisitions and purchase deposits, net                           (21,571)              (91,483)
   Additions to other property                                                (89,035)             (102,282)
   Proceeds from disposition of property                                       15,328               174,171
   Change in restricted cash and investments                                    2,068                 4,403
   Other                                                                        6,998                   (63)
                                                                            ---------             ---------
            Net cash provided by (used for) investing activities              (86,212)              (15,254)
Cash flows from financing activities
   Issuance of debt                                                           172,156               300,000
   Reduction of debt                                                          (63,427)             (155,258)
                                                                            ---------             ---------
            Net cash provided by (used for) financing activities              108,729               144,742
                                                                            ---------             ---------
Net increase (decrease) in cash and cash equivalents                          116,682                80,635
                                                                            ---------             ---------
Cash and cash equivalents end of period                                    $  484,517            $  376,067
                                                                            =========             =========
Noncash investing and financing activities
   Issuance of debt for aircraft acquisitions                              $  162,139            $  265,437
                                                                            =========             =========
   Issuance of parent company debt for aircraft acquisitions               $        -            $   76,094
                                                                            =========             =========
   Issuance of debt for additions to other property                        $        -            $      669
                                                                            =========             =========
   Other property acquisitions - transfer from affiliated company          $    7,925            $        -
                                                                            =========             =========
   Reduction of debt - aircraft related                                    $        -            $   47,685
                                                                            =========             =========
   Reduction of parent company debt - aircraft related                     $        -            $   79,539
                                                                            =========             =========
   Aircraft dispositions - transfer to affiliated company                  $   81,913            $        -
                                                                            =========             =========
   Aircraft acquisitions - transfer from affiliated company                $    3,569            $   70,700
                                                                            =========             =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             USAir, Inc.
         Notes to Condensed Consolidated Financial Statements
                             (Unaudited)





(1)  BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements include the accounts of USAir, Inc. ("USAir") and its wholly-owned subsidiary USAM Corp. USAir is a wholly-owned subsidiary of USAir Group, Inc. ("USAir Group" or the "Company").

   Management believes that all adjustments necessary for a fair statement of results have been included in the condensed consoli-dated financial statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transac-tions have been eliminated. Certain 1993 amounts have been reclassified to conform with 1994 classifications.

   These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in USAir's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)  OTHER

   Please refer to Note 3 in USAir Group's "Notes to Condensed
Consolidated Financial Statements" on Page 4 of this report.

Item 2. Management's Discussion and Analysis of Financial Condi-tion and Results of Operations



   The following discussion relates to the financial results and condition of USAir Group, Inc. (the "Company"). USAir, Inc. ("USAir") is the Company's principal subsidiary and accounts for approximately 93% of its operating revenue. The following discussion is based primarily upon USAir's results of operations and prospects.

   Adverse weather during the first quarter, the two aircraft accidents which occurred during the third quarter, the intense competitive environment characterized by the growth of low fare, low cost airlines in USAir's markets, widespread industry fare discounting, and USAir's cost structure are factors that had a negative effect on the Company's results of operations for the first nine months of 1994. The growth of the operations of low fare, low cost carriers in USAir's markets in the eastern U.S. represents a competitive challenge for USAir, which has higher operating costs than its competitors. USAir believes that it must reduce its operating costs substantially if it is to survive in this low fare competitive environment. Based on projections, the Company believes that shortfalls in passenger revenue resulting from the two accidents, as well as other factors noted above, will have a material adverse effect on results for the fourth quarter of 1994. See the discussion below regarding USAir's negotiations with its unions to reduce operating costs.

   In order to reduce aircraft ownership costs, USAir plans to reduce its fleet by 37 jet aircraft in 1995 from September 30, 1994 levels. USAir will take delivery of seven new Boeing 757-200 aircraft during 1995 and plans to retire or dispose of, at various times, 13 Boeing 737-300, 12 Boeing 767-200, 11 Boeing 737-200 and
eight Boeing 727-200 aircraft. Two leased Boeing 737-300 aircraft will be returned to the lessor in 1995. In addition, USAir expects to sell 11 of its Boeing 737-300 aircraft in late 1994 or early 1995 and experience a slight gain. These 11 aircraft may be leased back for a short period until they are phased out of the fleet in 1995. The 12 Boeing 767-200 aircraft will be phased out of the fleet in the following order: U.S. domestic service first; the British Airways wet lease service second; and USAir's transatlantic service third. The timing of the disposal of the Boeing 767-200 aircraft is dependent on economically advantageous sale or lease opportunities. The Boeing 737-200 and 727-200 aircraft that are leased will be returned to their respective lessors and certain 737-200 aircraft which are owned by USAir will be sold or leased to other air carriers. Excluding the Boeing 767 disposition, USAir's capacity, as measured by available seat miles ("ASMs"), is expected to be relatively unchanged in 1995 compared with 1994 due to the new 757 aircraft and increased utilization of a portion of USAir's fleet which results from the quick turn service discussed below.

   Because of its poor financial results, the Company's Board of Directors (the "Board") deferred the September 30, 1994 quarterly dividend payment on the Company's 9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). One effect of this action is that the Board will also defer dividend payments on all other outstanding series of the Company's preferred stock. Depending on future circumstances, the Board may consider the resumption of preferred dividend payments from legally available funds. Even if the Company is successful in restructuring its costs, there can be no assurance when or if preferred dividend payments will resume. See Note 4 to the Company's condensed consolidated financial statements.

   In February 1994, to avoid a loss of market share in the eastern U.S., USAir began to substantially lower its fares in primary and secondary markets affected by the expansion of Continental Airlines' ("Continental") low fare, low cost service branded "Continental Lite." By July 1994, markets from which USAir had historically generated approximately 40% of its passenger revenue had the reduced fares in place, reflecting fare reductions in certain markets of up to 70% from previous levels. Continental further reduced service in September 1994 at its Denver, Colorado hub and expanded service in the eastern U.S. Currently, USAir competes with Continental in primary and secondary markets from which USAir generates approximately 45% of its passenger revenue. Continental could continue to redeploy its assets and offer other low fare service in additional markets served by USAir.

   Severe winter weather in the first quarter of 1994 had a material adverse effect on the Company's operations and financial results. Passenger transportation revenue increased during the second quarter compared with 1993 because increases in passenger traffic more than offset the dilutive effect of the lower fares. However, this trend did not continue in the third quarter due to the two aircraft accidents and it appears unlikely, under current conditions, that future passenger traffic levels will offset the effect of lower fares.

   In addition, as discussed below, other major carriers that compete with USAir have implemented, or are in the process of implementing, measures to reduce their operating costs. United Air Lines ("United") has substantially reduced its personnel costs as part of a recapitalization transaction completed in July 1994. The resulting lower operating costs will give United a competitive advantage over carriers with higher costs. United initiated its low fare, low cost operation in the western U.S. in October 1994. USAir plans to reduce substantially the frequency of its service between San Francisco and Los Angeles in November 1994 and to close its crew base in San Francisco in early 1995. See the discussion in "Results of Operations" below for information regarding a $25.9 million charge recorded as a result of this action. United could initiate additional low fare, low cost service in other markets served by USAir.

   In April 1994, Delta Air Lines ("Delta") announced that it plans to eliminate up to 15,000 positions, or approximately 20% of its work force, as part of a restructuring initiative that is intended to reduce substantially its operating costs. American Airlines ("American") has announced a restructuring of its non-union workforce and that it is seeking $750 million in concessions and productivity gains from its unionized workers. Trans World Airlines ("TWA") has negotiated productivity improvements with its unionized employees and has proposed a restructuring transaction in which, among other things, certain creditors would swap debt for equity. The announcements by Delta, American, and TWA further illustrate the trend among the major U.S. airlines to restructure in order to reduce operating and other costs and enable them to compete in a low fare environment. In addition, a number of small low fare, low cost start-up carriers have initiated or are seeking to initiate service in the eastern U.S.

   The Company is actively pursuing several initiatives in an effort to reduce USAir's unit costs, which are among the highest of the major U.S. airlines. The Company's short term goal is to reduce USAir's unit cost to approximately 10 to 10.5 cents per ASM during the next two to three years, with the goal of implementing certain substantial cost reductions beginning in 1994. The longer range goal is to reduce USAir's unit costs to approximately 9.5 to 10 cents per ASM. The Company believes that it must reduce USAir's annual operating expenses by approximately $1 billion in order to achieve the unit cost goal of 9.5 to 10 cents.

   The Company is seeking to realize half, or approximately $500 million, of the $1 billion of annual savings through reductions in personnel costs, which are the largest single component of USAir's operating costs. USAir is engaged in discussions with the leadership of its unionized employees regarding the $500 million annual savings in personnel costs it desires to achieve through wage and benefit reductions, improved productivity, and other cost savings. On August 3, 1994, USAir received a proposal regarding cost savings from the Air Line Pilots Association ("ALPA"), which represents USAir's pilot employees. On August 5, 1994, the Company announced that the terms of ALPA's proposal were largely unaccept-able. Although discussions between the Company and ALPA continued, ALPA ceased negotiations in early October following USAir's announcement of its plan, described above, to dispose of its Boeing 767 fleet and certain other aircraft. On October 25, 1994, Gerald L. Baliles, former Governor of Virginia, was appointed by Secretary of Transportation Federico Pena as facilitator in the negotiations. Former Governor Baliles also served in 1993 as chairman of the National Commission to Ensure a Strong Competitive Airline Industry. Discussions with the facilitator began on October 28, 1994. The timing and outcome of USAir's discussions with its labor unions is uncertain, and even if the savings disclosed above are achieved, it remains uncertain whether they will be adequate in light of the Company's financial condition and competitive position.

   The Company plans to achieve the remaining $500 million in annual cost savings through a combination of initiatives including:

*  a restructuring of its maintenance organization and processes.

*  expansion of its quick turn service (discussed below).

* an employee suggestion cost-cutting program that began in August 1994 with an ultimate goal of approximately $30 million in annual savings (previously estimated to be worth $60 million) that would be reduced by one-time program costs of approximately $7 million which is being recognized in 1994.

* rationalization of its jet fleet which will include eliminating certain fleet types. The Company has announced its intention to dispose of its Boeing 767 fleet and certain Boeing 737-300 aircraft, and to cease operation of its Boeing 727 fleet during 1995.

* centralization of its purchasing function and measures to enhance cargo revenue and reduce cargo handling expenses.

   In addition, USAir hopes to attract additional higher yield business passenger revenue by implementing a convertible passenger cabin which will allow USAir to offer a premium service, branded
"Business Select," to these passengers.   USAir will initiate the
Business Select service in certain markets on January 4, 1995 and hopes to expand the service to most other domestic flights of less than two hours in duration by late 1995. This modification will require substantial one-time implementation costs.

   In February 1994, USAir inaugurated quick turn, point-to-point service in 18 city-pair markets using 22 aircraft in a move intended to increase the utilization of its existing aircraft, facilities and personnel and thereby reduce unit costs. The trial program consisting of 22 aircraft was shown to produce the desired results and in July 1994, USAir expanded the quick turn service to approximately 165 markets using approximately 100 aircraft. Although the expanded quick turn program is producing the intended results with regard to aircraft utilization, there can be no assurance that the quick turn service will generate sufficient additional revenue to offset the increased variable costs associat-ed with this service. Moreover, there can be no assurance that any of the initiatives discussed above will be successful in improving USAir's financial condition and results of operations. Because it is uncertain whether USAir can achieve sufficient cost reductions, even if it is successful in some or all of the above initiatives, the Company has evaluated other strategic options, including major restructurings, which may be available to address the difficult financial and competitive factors facing USAir.

   In its negotiations with its unions, USAir has offered an ownership stake in the Company. There are recent examples of companies in the airline industry which have obtained employee concessions in agreements also resulting in the recapitalization of the companies, including employee ownership stakes and employee participation in corporate governance as well as the restructuring of debt and lease obligations. Most recently, in July 1994, UAL Corporation, parent of United, consummated a recapitalization which resulted in majority ownership and board membership for certain employee groups in exchange for concessions. Delta's restructuring initiative, as described above, reportedly will not involve an equity ownership interest by its employees. In other cases, airlines have filed for bankruptcy protection under Chapter 11 of the bankruptcy code, and some airlines have ceased operation altogether when their operating costs remained excessive in relation to their revenues, and their liquidity became insufficient to sustain their operations. In addition, other factors beyond the Company's control, such as a downturn in the economy, a dramatic increase in fuel prices or intensified industry fare wars, could have a material adverse effect on the Company's and USAir's prospects and financial condition. Because the Company and USAir are highly leveraged and currently do not have access to bank credit and receivables facilities which had supplied a substantial portion of their liquidity, or to public debt and equity markets because of their financial condition and current financial outlook, they are more vulnerable to these factors than their financially stronger competitors.

RESULTS OF OPERATIONS

              Nine Months Ended September 30, 1994
                          Compared With
              Nine Months Ended September 30, 1993

   The Company recorded a net loss of $362.9 million on revenue of $5.3 billion in the first nine months of 1994, compared with a net loss of $276.6 million on revenue of $5.3 billion for the same period in 1993. The Company estimates that severe winter weather in the first quarter of 1994 negatively affected its results of operations by approximately $50 million and that the immediate effects of the two aircraft accidents during the third quarter of 1994 produced a revenue shortfall of approximately $40 million from forecast amounts, of which approximately $30 million occurred in the month of September. The Company expects that passenger revenue for the fourth quarter of 1994 will also be materially negatively affected as a result of the accidents.


   The financial results for the first nine months of 1994 include:
(i) a $40.1 million charge primarily related to USAir's decision to cease operations of its remaining Boeing 727 aircraft in 1995; (ii) a $25.9 million charge related to USAir's decision to reduce substantially service between Los Angeles and San Francisco in November 1994; (iii) a $28.3 million gain resulting from the sale of certain commuter aircraft and assets to Mesa Airlines ("Mesa") and the accounting treatment of the hull insurance recovery on the aircraft destroyed in the September accident; and (iv) a $1.7 million restructuring charge related to the sale of commuter assets to Mesa. The following table indicates where these items appear in the Company's condensed consolidated statement of operations found in Part 1A of this report ($ millions, brackets denote expense):

                       Fleet      LAX-SFO      Asset
Line Item             (B727s)     Changes   Dispositions   Total
- ---------             -------     -------   ------------   -----
Personnel Costs       $    -      $ (0.3)     $    -      $ (0.3)
Aircraft Rent          (12.8)          -           -       (12.8)
Aircraft Maintenance    (9.1)          -           -        (9.1)
Depr. and Amort.        (8.1)      (18.2)          -       (26.3)
Other Operating Exp.   (10.1)       (7.4)       (1.7)      (19.2)
                       -----       -----       -----       -----
  Total Operating     $(40.1)     $(25.9)     $ (1.7)     $(67.7)
                       =====       =====       =====       =====
Other Non-Operating   $    -      $    -      $ 28.3      $ 28.3
                       =====       =====       =====       =====

   The financial results for the first nine months of 1993 included: (i) a $43.7 million charge for the cumulative effect of an accounting change, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits;" (ii) a $70.7 million charge for severance, early retirement, and other personnel-related expenses for a workforce reduction of approximately 2,500 full-time positions ($67.5 million of the $70.7 million is reflected in Personnel Costs and $3.2 million in Other Operating Expense); and (iii) an $18.4 million credit related to non-operating aircraft (reflected in Aircraft Maintenance).

   The Company has announced that it is pursuing alternatives to dispose of its Boeing 767-200 fleet. The financial statement impact of potential transactions related to the disposition cannot be estimated at this time. In addition, the Company continues to explore and pursue alternatives available for the disposal of its fleet of 18 BAe-146 aircraft which has been grounded since
May 1991. The Company could recognize a financial statement charge in the fourth quarter of 1994 for the BAe-146 and Boeing 767-200 fleets, the extent of which cannot be estimated at this time and will be affected by any sale or lease agreements which USAir may negotiate.

   Operating Revenue - The Company's Passenger Transportation Revenue decreased $55.5 million (1.1%) versus the first nine months of 1993, $35.2 million of which is attributable to USAir and the remainder to the Company's wholly-owned commuter airlines.
Although the two accidents during the third quarter of 1994 caused a shortfall in traffic and revenue from forecast amounts, USAir's scheduled traffic as measured by revenue passenger miles ("RPMs") increased by 9.4% during the first nine months of 1994 on 2.4% of additional capacity, as measured by ASMs, resulting in a 4.1 percentage point increase in passenger load factor, a measure of capacity utilization. However, USAir's yield decreased by 9.3% in the first nine months of 1994 compared with the same period of 1993 due to several factors including lower fares resulting from increased competition from low fare, low cost carriers in USAir's markets and industry fare discounting promotions. USAir expects that its yield for the year 1994 will be lower than yield for 1993 by 8% - 9%. The Company expects that the low fares offered in response to low fare, low cost competition will remain in place and, even if traffic is stimulated, will continue to materially and adversely affect its results of operations unless the Company is successful in reducing operating costs. As discussed above, the Company expects that the two aircraft accidents which occurred during the third quarter will have a material adverse effect on its passenger transportation revenue during the fourth quarter of 1994. The Company's Other Revenue increased $96.8 million (38.0%) as a result of increased charter revenue, aircraft lease revenue, cancellation and rebooking fees, frequent traveler participation fees, and various other sources.

   Expense - The Company's Personnel Costs increased $83.6 million (4.0%) primarily due to USAir's $85.3 million (4.3%) increase in personnel costs. USAir's personnel costs for the first nine months of 1993 included a $67.5 million (part of the $70.7 million charge discussed above) charge for a workforce reduction. Excluding this charge, USAir's personnel costs increased $152.8 million (7.9%) due to the expiration during 1993 of employee wage reductions, subsequent contractual and general salary increases, and a lower discount rate used during 1994 in the calculation of pension and postretirement benefit expense. Aviation Fuel expense decreased $32.3 million (6.1%), primarily because of USAir's $30.6 million (6.0%) decrease, which is the result of a 9.7% reduction in the cost of fuel partially offset by a 4.0% increase in consumption compared with 1993. Continuation of the trend in fuel price will depend on market and political conditions. Aircraft Maintenance increased $28.1 million (10.2%) primarily because of USAir's $28.9 million (12.6%) increase which resulted from the $18.4 million credit in 1993 (discussed above) and a $9.1 million charge (part of the $40.1 million charge in 1994 discussed above) for non-operating aircraft. Depreciation and Amortization increased $33.3 million (13.8%) due to USAir's $36.7 million (16.7%) increase which is caused by a $26.3 million charge in 1994 related to USAir's reduction of service in California and changes in its fleet plan (included in the $40.1 million and $25.9 million charges discussed above) and the delivery of aircraft during 1993 and 1994. The $91.1 million (8.7%) increase in Other Expenses, Net, $81.8 million of which is attributable to USAir, includes $19.2 million of the unusual charges discussed above, and reflects increases in several volume-related expense categories and expenses related to the wet lease arrangement with BA.
                                17

   Interest Income improved by $10.3 million as a result of higher cash levels and more favorable interest rates in 1994. USAir's results include intercompany transactions which are eliminated from the Company's results. Interest Expense increased $23.9 million (12.9%) primarily as a result of interest incurred on certain aircraft-secured and unsecured financings completed during 1993 and 1994. Interest Capitalized decreased $5.7 million (39.9%) because average deposits for future aircraft deliveries were lower during 1994 compared with 1993. Other, Net reflects a $56.3 million improvement primarily due to the $28.3 million gain discussed above and improved equity results from USAir's 11% ownership investment in the Galileo International Partnership, which owns and operates the Galileo Computerized Reservation System ("CRS"), and USAir's 21% ownership investment in the Apollo Travel Services Partnership, which markets the Galileo CRS in the U.S. and Mexico.

              Three Months Ended September 30, 1994
                          Compared With
              Three Months Ended September 30, 1993

   The Company recorded a net loss of $180.1 million on revenue of $1.8 billion in the third quarter of 1994, compared with a net loss of $177.6 million on revenue of $1.7 billion for the same period in 1993. The Company estimates that the two aircraft accidents during the third quarter of 1994 resulted in reduced passenger traffic that produced a revenue shortfall of approximately $40 million from forecast amounts, of which approximately $30 million occurred in the month of September. The Company expects that passenger revenue in the fourth quarter of 1994 will also be materially adversely affected by the accidents.

   The results for the third quarter of 1994 include the same unusual charges illustrated in the table included with the above discussion of results for the nine months ended September 30, 1994. The financial results for the third quarter of 1993 included a $67.2 million charge for severance, early retirement, and other personnel-related expenses for a workforce reduction of approxi-mately 2,500 full-time positions ($64.0 million reflected in Personnel Costs and $3.2 million reflected in Other Operating Expense).

   Operating Revenue - The Company's Passenger Transportation Revenue decreased $13.4 million (0.8%) versus the third quarter of 1993, $8.9 million of which is attributable to USAir and the remainder to the Company's wholly-owned commuter airlines.
Although the two aircraft accidents during the third quarter of 1994 caused a shortfall in traffic and revenue from forecast amounts, USAir's scheduled RPMs increased by 10.1% over the comparable period of 1993 on 4.0% of additional ASMs, resulting in a 3.6 percentage point increase in passenger load factor. However, USAir's yield decreased by 9.8% in the third quarter of 1994 compared with the same period of 1993 due to several factors including lower fares resulting from increased competition from low fare, low cost carriers in USAir's markets and industry fare discounting promotions. The Company's Other Revenue increased $20.8 million (21.6%) as a result of increased charter revenue, aircraft lease revenue, cancellation and rebooking fees, frequent traveler participation fees, and various other sources.

   Expense - The Company's Personnel Costs decreased $32.8 million (4.3%) primarily due to USAir's $31.2 million (4.2%) decrease in personnel costs which resulted from a $64.0 million third quarter 1993 charge (part of the $67.2 million charge discussed above) for a workforce reduction. Excluding this charge, USAir's personnel costs increased $32.8 million (4.9%) because of contractual and general salary increases, and a lower discount rate used during 1994 in the calculation of pension and postretirement benefit expense. Aircraft Rent increased $6.4 million (5.4%) primarily due to USAir's $7.0 million (6.6%) increase which was caused by a $12.8 million charge (part of $40.1 million charge discussed above) for changes in USAir's fleet plan, partially offset by fewer leased aircraft in 1994. Aircraft Maintenance increased $5.3 million (5.3%) primarily because of USAir's $6.6 million (7.7%) increase which resulted from the $9.1 million charge (part of the $40.1 million charge discussed above) for non-operating aircraft. Depreciation and Amortization increased $27.3 million (33.4%) due to USAir's $28.0 million (36.8%) increase which is caused by a $26.3 million charge in 1994 related to USAir's reduction of service in California and changes in its fleet plan (part of the $40.1 million charge discussed above) and the delivery of aircraft during 1993 and 1994. The $38.5 million (10.8%) increase in Other Expenses, Net, $38.1 million of which is attributable to USAir, includes $19.2 million of the unusual charges discussed above, increases in several volume-related expense categories and expenses related to the wet lease arrangement with BA.

   Interest Income improved by $3.5 million (89.3%) as a result of higher cash levels and more favorable interest rates in 1994. USAir's results include intercompany transactions which are eliminated from the Company's results. Interest Expense increased $7.9 million (12.5%) primarily as a result of interest incurred on certain aircraft-secured and unsecured financings completed during 1993 and 1994. Interest Capitalized increased $1.7 million (62.4%) as a result of higher deposit levels and interest rates during the third quarter of 1994. Other, Net reflects a $41.0 million improvement primarily due to the $28.3 million gain discussed above and improved equity results from USAir's investments in the Galileo International Partnership and the Apollo Travel Services Partner-ship.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operations was approximately $72.3 million in the first nine months of 1994. At September 30, 1994, cash and cash equivalents totaled approximately $485.6 million, excluding approximately $172.4 million which was deposited in trust accounts to collateralize letters of credit or workers compensation policies and classified as "Other Assets." Based on current projections, the Company expects to satisfy its liquidity requirements for the remainder of 1994 through a combination of cash from operations, cash on hand, and committed aircraft financing. Based on these projections which include the availability of financing, the Company expects that it will have approximately $400 million cash at year-end. However, due to the coincidence of certain semiannu-al, quarterly and monthly debt and lease payments, substantial scheduled payments of approximately $170 million are due in the month of January. Depending on market, economic and other factors and the availability of financing, the Company's expectations of liquidity are subject to change.

   The Board has voted to defer the quarterly dividend payment on the Company's Series A Preferred Stock which was due on Septem-ber 30, 1994. One effect of the decision to defer dividend payments on the Series A Preferred Stock is that the Board will also defer future dividend payments on all other outstanding series of the Company's preferred stock. The aggregate annual dividend requirements related to all series of the Company's preferred stock total approximately $78 million. See Note 4 to the Company's condensed consolidated financial statements for additional details.

   The Company currently is not party to a revolving credit facility. The Company has historically utilized such a facility to supplement its liquidity from time to time. On April 26, 1994, the Company terminated its revolving credit facility with a group of banks ("Credit Agreement"). As result, 66 jet and commuter aircraft and certain spare engines with a net book value of approximately $260 million at that time were released from a mortgage related to the Credit Agreement. Certain of the jet aircraft which USAir is currently attempting to sell are among the 66 unencumbered aircraft discussed above. The Company currently expects that proceeds from contemplated aircraft sales would be used to repay certain debt.

   Moreover, USAir is currently unable to sell receivables under its revolving accounts receivable sale program ("Receivables Agree-ment") because of failure to comply with financial covenants required to be maintained in connection with that agreement. USAir is currently engaged in discussions with the financial institution that is party to the Receivables Agreement regarding a revised agreement. There can be no assurance that USAir will be successful in reaching a revised or new agreement to sell its receivables.
The existing Receivables Agreement is scheduled, by its terms, to expire in December 1994. There were no outstanding sales under the Receivables Agreement on September 30, 1994.

   On May 12, 1994, USAir reached an agreement with The Boeing Company to reschedule the delivery of 40 737-series aircraft from the 1997-2000 time period to the years 2003-2005. In addition, as part of the same agreement, USAir has foregone its options to purchase aircraft during the 1996-2000 time period. As a result, the Company's capital commitments have been substantially reduced for the 1995-2000 time period. See Note 3 to the Company's condensed consolidated financial statements for the future aircraft commitments schedule reflecting this agreement with Boeing.

   Net cash used for investing activities during the first nine months of 1994 was $69.7 million which includes $92.0 million for non-aircraft purchases (e.g., ground support equipment, computer equipment, software, aircraft rotables and hush kits, take-off and landing slots) largely offset by $34.8 million in proceeds from disposition of assets which includes the sale of certain commuter aircraft and assets to Mesa. Net cash provided by financing activities was $114.7 million, which includes (i) the $172.2 million net proceeds received by USAir upon the sale of $175 million principal amount of 9 5/8% Senior Notes due 2001 through an underwritten public offering and (ii) $50 million of debt secured by ten Dash 8 commuter aircraft, offset by $65.3 million of scheduled debt payments and $49.7 million of preferred dividend payments. In addition, the Company incurred debt of $162.1 million associated with the delivery of three new Boeing 757 aircraft and scheduled aircraft progress payments during the first nine months of 1994. The $162.1 million is reflected as non-cash activity in USAir Group's Condensed Consolidated Statement of Cash Flows found in Item 1A. of this report because USAir incurred the related debt upon delivery of the aircraft or payment of the progress payments. USAir has committed financing for the remainder of its 1994 aircraft deliveries and for its 1995 scheduled aircraft deliveries.

   On September 29, 1994, following the Company's announcement that the Board had deferred payment of preferred dividends, Moody's Investor's Services, Inc. ("Moody's") and Standard & Poor's Corporation ("S&P") further downgraded their ratings of the Company's and USAir's securities. The recent downgrades will make it more difficult for the Company and USAir to effect additional financing.

   At September 30, 1994, USAir Group's ratio of current assets to current liabilities was 0.58 to 1 and the debt component of USAir Group's capitalization structure was approximately 95% (100% if the three series of redeemable preferred stock are considered to be debt).

                    PART II.  OTHER INFORMATION



                    Item 1.   Legal Proceedings

   Eight airlines, including USAir, have settled price fixing charges brought by a number of states on behalf of certain state and local governmental entities which purchase domestic air transportation services from the airlines. In summary, the agreement calls for the extension of 10% discounts on all domestic published fares associated with eligible governmental business travelers, for a period of up to 18 months or until up to $40 million in discounts have been extended cumulatively by all the settling defendants. The Company cannot predict the precise effect of the settlement on USAir since an eligible government employee may elect to travel on any one of the settling defendant airlines and it is possible these discounts may have a stimulative effect on travel on USAir. However, the Company does not expect the settlement to have a material adverse effect on USAir's results of operations. USAir's affiliated commuters have agreed to partici-pate fully in this settlement, although the USAir Shuttle will not be extending these discounts to government travellers in its markets. In order to qualify for the discount, travel must be completely on USAir and/or one of its affiliated commuters.

   For information on certain other pending legal proceedings see
Part I. Item 3. - "Legal Proceedings" in the Annual Reports of USAir Group and USAir on Form 10-K for the year ended December 31, 1993 and Part II. Item 1. - "Legal Proceedings" in the Quarterly Reports of USAir Group and USAir on Form 10-Q for the quarters ended June 30, 1994 and March 31, 1994.

             Item 3.  Defaults Upon Senior Securities

   The Board of Directors of the Company (the "Board") has deferred the September 30, 1994 quarterly dividend payment on the Company's 9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock. One effect of this action is that the Board will also defer dividend payments on all other outstanding series of the Company's preferred stock. Note 4 to the Company's condensed consolidated financial statements and the discussion concerning the dividend deferral in Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I are incorporated by reference.

                    Item 5. Other Information

   On June 3, 1994, the National Mediation Board ("NMB") ordered an election among USAir's passenger service employees, a class or craft of approximately 10,000 workers consisting of USAir's customer service and reservations employees, to determine whether the United Steelworkers Union ("USWA") or other union would represent these employees. The NMB mailed ballots to eligible passenger service employees on July 19, 1994 and tabulated the ballots on August 18, 1994. Less than a majority of the eligible passenger service employees voted in favor of representation and, as a result, the USWA or other union will not represent the passenger service employees at this time.


          Item 6.   Exhibits and Reports on Form 8-K

A. Exhibits

Designation

   11    Computation of Primary and Fully Diluted Earnings Per
         Share for the three months and nine months ended Septem-ber 30, 1994 and 1993 for USAir Group, Inc.

   99 Airline Operating Statistics for the three months and nine months ended September 30, 1994 and 1993 for USAir, Inc.

B. Reports on Form 8-K

         None

                            SIGNATURE




   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        USAir Group, Inc.
                                         (Registrant)



Date:  November 14, 1994        By:    /s/ Ann Greer-Rector
                                    ---------------------------
                                         Ann Greer-Rector
                                    Vice President & Controller
                                   (Principal Accounting Officer)

                            SIGNATURE




   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USAir, Inc.
                                         (Registrant)



Date:  November 14, 1994        By:    /s/ Ann Greer-Rector
                                    ---------------------------
                                         Ann Greer-Rector
                                    Vice President & Controller
                                   (Principal Accounting Officer)
                                25