Form 10-Q
period 2002-06-30
US AIRWAYS INC
filed 2002-08-16
CIK 714560

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                  FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002
                               -------------

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ___________ to ______________




                                US Airways, Inc.
             (DEBTOR AND DEBTOR-IN-POSSESSION as of August 11, 2002) (Exact name of registrant as specified in its charter)
                        State of Incorporation: Delaware

                  2345 Crystal Drive, Arlington, Virginia 22227
                    (Address of principal executive offices)
                                 (703) 872-7000
              (Registrant's telephone number, including area code)

                        (Commission file number: 1-8442)
                 (I.R.S. Employer Identification No: 53-0218143)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                     No
                             ---                        ---

     As of July 31, 2002 there were outstanding 1,000 shares of common stock of US Airways, Inc.

                               US Airways, Inc.
             Debtor and Debtor-in-Possession as of August 11, 2002
                                   Form 10-Q
                     Quarterly Period Ended June 30, 2002


                               Table of Contents



                                                                                               Page
                                                                                               ----
Part I.   Financial Information

Item 1.   Financial Statements-US Airways, Inc.

          On August 11, 2002, US Airways, Inc. (US Airways) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States
Bankruptcy Court for the Eastern District of Virginia (Case
No. 02-83985-SSM). The reorganization case is being administered under the caption "In re US Airways Group, Inc., et al., Case No.02-83984-SSM." Please see Note 1 to the Condensed Consolidated Financial Statements.

          Condensed Consolidated Statements of Operations
            - Three Months and Six Months Ended June 30, 2002 and 2001                            1
          Condensed Consolidated Balance Sheets
            - June 30, 2002 and December 31, 2001                                                 2
          Condensed Consolidated Statements of Cash Flows
            - Six Months Ended June 30, 2002 and 2001                                             3
          Notes to Condensed Consolidated Financial Statements                                    4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                  13
                Results of Operations                                                            22
                Liquidity and Capital Resources                                                  27

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                             30


Part II.  Other Information

Item 1.   Legal Proceedings                                                                      30

Item 3.   Defaults Upon Senior Securities                                                        31

Item 6.   Exhibits and Reports on Form 8-K                                                       32

Signature                                                                                        33



                                                           US Airways, Inc.
                                        (Debtor and Debtor-in-Possession as of August 11, 2002)
                                            Condensed Consolidated Statements of Operations
                                 Three Months and Six Months Ended June 30, 2002 and 2001 (unaudited)
                                                             (in millions)

                                                            Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                        ---------------------------     -------------------------
                                                            2002            2001            2002           2001
                                                            ----            ----            ----           ----
Operating Revenues
    Passenger transportation                             $ 1,437         $ 2,005         $ 2,744        $ 3,815
    US Airways Express transportation revenues               290             287             521            517
    Cargo and freight                                         36              43              69             88
    Other                                                    128             151             251            299
                                                           -----           -----           -----          -----
        Total Operating Revenues                           1,891           2,486           3,585          4,719

Operating Expenses
    Personnel costs                                          811             901           1,632          1,779
    Aviation fuel                                            175             295             342            589
    Aircraft rent                                            120             129             241            253
    Other rent and landing fees                               99             114             197            227
    Aircraft maintenance                                      75             116             147            231
    Other selling expenses                                    74              97             157            200
    Depreciation and amortization                             70              96             143            188
    Commissions                                               25              74              73            155
    Asset impairments                                          -               -               -             22
    US Airways Express capacity purchases                    278             239             536            461
    Other                                                    340             394             662            800
                                                           -----           -----           -----          -----
        Total Operating Expenses                           2,067           2,455           4,130          4,905
                                                           -----           -----           -----          -----

        Operating Income (Loss)                             (176)             31            (545)          (186)

Other Income (Expense)
    Interest income                                            8              21              18             42
    Interest expense                                         (85)            (76)           (167)          (145)
    Interest capitalized                                       1               3               2              7
    Other, net                                                (7)              3              (1)             6
                                                           -----           -----           -----          -----
        Other Income (Expense), Net                          (83)            (49)           (148)           (90)
                                                           -----           -----           -----          -----

Income (Loss) Before Income Taxes and
  Cumulative Effect of Accounting Change                    (259)            (18)           (693)          (276)
  Provision (Credit) for Income Taxes                        (34)             (2)           (170)           (90)
                                                           -----           -----           -----          -----

Income (Loss) Before Cumulative Effect
  of Accounting Change                                      (225)            (16)           (523)          (186)

Cumulative Effect of Accounting Change, Net of
  Applicable Income Taxes                                      -               -               -              7
                                                           -----           -----           -----          -----

Net Income (Loss)                                        $  (225)        $  (16)         $  (523)       $  (179)
                                                           =====           =====           =====          =====

See accompanying Notes to Condensed Consolidated Financial Statements.



                                                           US Airways, Inc.
                                        (Debtor and Debtor-in-Possession as of August 11, 2002)
                                                 Condensed Consolidated Balance Sheets
                                            June 30, 2002 (unaudited) and December 31, 2001
                                                             (in millions)

                                                                                    June 30,         December 31,
    ASSETS                                                                            2002              2001
                                                                                  ------------      ------------
Current Assets
    Cash and cash equivalents                                                     $     473          $    537
    Short-term investments                                                               70               485
    Receivables, net                                                                    339               272
    Receivables from related parties, net                                               155               155
    Materials and supplies, net                                                         187               193
    Prepaid expenses and other                                                          291               151
                                                                                     -------           -------
        Total  Current Assets                                                         1,515             1,793

Property and Equipment
    Flight equipment                                                                  6,055             7,223
    Ground property and equipment                                                     1,138             1,167
    Less accumulated depreciation and amortization                                   (2,703)           (3,924)
                                                                                     -------           -------
                                                                                      4,490             4,466
    Purchase deposits for flight equipment                                                -                28
                                                                                     -------           -------
        Total Property and Equipment                                                  4,490             4,494

Other Assets
    Goodwill                                                                            531               531
    Pension assets                                                                      407               411
    Other intangibles, net                                                              316               343
    Receivable from parent company                                                       42                43
    Other assets, net                                                                   362               326
                                                                                     -------           -------
        Total Other Assets                                                            1,658             1,654
                                                                                     -------           -------
                                                                                  $   7,663          $  7,941
                                                                                     =======           =======
    LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
    Current maturities of long-term debt                                          $     358          $    159
    Accounts payable                                                                    431               598
    Traffic balances payable and unused tickets                                         983               817
    Accrued aircraft rent                                                               211               249
    Accrued salaries, wages and vacation                                                327               367
    Other accrued expenses                                                              594               742
                                                                                     -------           -------
        Total Current Liabilities                                                     2,904             2,932

Noncurrent Liabilities
    Long-term debt, net of current maturities                                         3,474             3,515
    Accrued aircraft rent                                                               265               293
    Deferred gains, net                                                                 561               585
    Postretirement benefits other than pensions                                       1,517             1,473
    Employee benefit liabilities and other                                            2,067             1,773
                                                                                     -------           -------
        Total Noncurrent Liabilities                                                  7,884             7,639

Commitments and Contingencies
Stockholder's Equity (Deficit)
    Common stock                                                                          -                 -
    Paid-in capital                                                                   2,613             2,611
    Retained earnings (deficit)                                                      (3,349)           (2,826)
    Receivable from parent company                                                   (2,262)           (2,262)
    Accumulated other comprehensive income (loss), net of income tax effect            (127)             (153)
                                                                                     -------           -------
         Total Stockholder's Equity (Deficit)                                        (3,125)           (2,630)
                                                                                     -------           -------
                                                                                  $   7,663          $  7,941
                                                                                     =======           =======

See accompanying Notes to Condensed Consolidated Financial Statements.


                                                           US Airways, Inc.
                                        (Debtor and Debtor-in-Possession as of August 11, 2002)
                                                   Condensed Consolidated Cash Flows
                                          Six Months Ended June 30, 2002 and 2001 (unaudited)
                                                             (in millions)



                                                                                            2002           2001
                                                                                           ------        ------
Net cash provided by (used for) operating activities                                     $  (313)       $  206

Cash flows from investing activities
   Capital expenditures                                                                     (117)         (908)
   Proceeds from dispositions of property                                                     79             6
   Decrease (increase) in short-term investments                                             409            38
   Decrease (increase) in restricted cash and investments                                   (207)           (1)
   Funding of parent company's aircraft purchase deposits                                      -           (31)
   Other                                                                                       3             3
                                                                                           ------        ------
             Net cash provided by (used for) investing activities                            167          (893)

Cash flows from financing activities
   Proceeds from the sale-leaseback of aircraft                                                -           344
   Proceeds from issuance of long-term debt                                                  149           538
   Principal payments on long-term debt and capital lease obligations                        (67)         (225)
                                                                                           ------        ------
             Net cash provided by (used for) financing activities                             82           657
                                                                                           ------        ------

Net increase (decrease) in cash and cash equivalents                                         (64)          (30)
                                                                                           ------        ------
Cash and cash equivalents at beginning of period                                             537           496
                                                                                           ------        ------
Cash and cash equivalents at end of period                                               $   473        $  466
                                                                                           ======        ======

Noncash investing and financing activities
   Flight equipment acquired through issuance of debt                                    $    77        $    -
   Reduction of parent company receivable-assignment of aircraft purchase
     rights by parent company                                                            $     -        $  121
   Capital lease obligation incurred                                                     $     -        $   28


Supplemental Information
   Interest paid during the period, net of amount capitalized                            $   154        $  129
   Income taxes paid (received) during the period                                        $  (171)       $  (50)




See accompanying Notes to Condensed Consolidated Financial Statements.


                               US Airways, Inc.
             Debtor and Debtor-in-Possession as of August 11, 2002 Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.    Subsequent Events

      Chapter 11 Reorganization

      In light of recent severe financial losses and as previously announced, US Airways, Inc.'s (US Airways or the Company) management has undertaken a comprehensive restructuring effort to achieve cost competitiveness by attempting to obtain economic concessions from key stakeholders, such as employees, aircraft lessors, aircraft and engine manufacturers and other vendors in order to allow the Company to reduce costs, create financial flexibility and restore its long-term viability and profitability. Despite extensive negotiations over the last four and a half months and substantial progress in obtaining concessions, the Company was unable to achieve sufficient cost savings from a sufficient number of its key stakeholders to enable it to restructure on a consensual basis. Accordingly, faced with declining seasonal revenues and cash flow, the Company determined it was necessary to file for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) as a means of completing the restructuring process and to put the Company in a position to return to profitability.

      On August 11, 2002 (Petition Date), US Airways filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United
States Bankruptcy Court for the Eastern District of Virginia (Bankruptcy Court or Court) (Case No. 02-83985-SSM). On the same date, US Airways Group, Inc.
(US Airways Group) and six of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors cases are being jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." US Airways will continue to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

      At hearings held on August 12, 2002, the Bankruptcy Court granted
US Airways' first day motions for various relief designed to stabilize their operations and business relationships with customers, vendors, employees and others and entered orders granting authority to US Airways to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including US Airways' Dividend Miles program and its ticketing programs; and (d) honor obligations arising prior to the Petition Date related to the Company's interline, clearinghouse, code sharing and other similar agreements. The Bankruptcy Court also gave interim approval for $75 million of a proposed $500 million senior secured debtor-in-possession financing facility (DIP Facility) as described below.

      US Airways continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. Shortly after the filing, US Airways began notifying all known or potential creditors of the Chapter 11 filing for the purpose of identifying all pre-petition claims against US Airways. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Company. Subject to certain exceptions under the Bankruptcy Code, US Airways' filing for reorganization automatically enjoined the continuation of any judicial or administrative proceedings or other actions against US Airways or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from US Airways, or to create, perfect or enforce any lien against the property of US Airways, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

      Notwithstanding the above general discussion of the automatic stay, however, US Airways' right to retain and operate certain aircraft, aircraft engines and other equipment (as defined in section 1110 of the Bankruptcy
Code) that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless US Airways, within 60 days after the Petition Date, agrees to perform all of the obligations of the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than the filing of the Chapter 11 cases and certain other financial condition defaults) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court. The provisions of section 1110 may materially impact US Airways' options with respect to its fleet optimization strategy.

      US Airways has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause. If US Airways' exclusivity period lapses, any party in interest may file a plan of reorganization for US Airways. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in US Airways if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under certain circumstances set forth in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class-i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

      Under section 365 of the Bankruptcy Code, US Airways may assume, assume and assign, or reject executory contracts and unexpired leases, including real property, aircraft and engine leases, subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves US Airways of its future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against US Airways for damages. Generally, the assumption of an executory contract or unexpired lease requires US Airways to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Company expects that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of damage claims created by US Airways' rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

      The Bankruptcy Court will establish a deadline for the filing of proofs of claim under the Bankruptcy Code, requiring US Airways' creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by US Airways' creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

      Although US Airways expects to file a reorganization plan that provides for emergence from Chapter 11 in early 2003, there can be no assurance that a reorganization plan will be proposed by US Airways or confirmed by the Court, or that any such plan will be consummated.

      The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

      As of the Petition Date, the Company had in excess of $500 million in unrestricted cash, cash equivalents and short-term investments and a DIP Facility of up to $500 million, as described below, to provide sufficient liquidity during the restructuring process. The ability of the Company, both during and after the Chapter 11 case, to continue as a going-concern is dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 case; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going-concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the unaudited condensed consolidated financial statements.

      The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract, retain and compensate key executives and associates and to retain employees generally; limiting the Company's ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

      As a result of the filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

      Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before US Airways Group is entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and US Airways Group, as sole shareholder, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any they would receive. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company's liabilities.

      Debtor-In-Possession Financing

      US Airways Group has obtained a $500 million secured DIP Facility led by joint arrangers Credit Suisse First Boston, Cayman Islands Branch
(CSFB), and Banc of America Securities, LLC. The DIP Facility consists of a $250 million term loan facility and a $250 million revolving credit facility and is guaranteed by each of the Debtors. The DIP Facility remains subject to final Bankruptcy Court approval, at a hearing scheduled for September 26, 2002. The DIP Facility is secured by first priority liens on all unencumbered present and future assets of the Debtors and by best priority available junior liens on all other assets of the Debtors, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of section 1110 of the Bankruptcy Code to the extent such financing agreements prohibit such junior liens. $75 million of the $500 million DIP Facility is available to US Airways Group under the current interim Bankruptcy Court order.
US Airways Group has the option of borrowing under the DIP Facility at an interest rate of the CSFB prime rate plus 2.5% or LIBOR plus 3.5%.

      The maturity date of the DIP Facility is the earlier of the effective date of a plan of reorganization of the Debtors and September 30, 2003.

      The DIP Facility may be accelerated upon the occurrence of an event of default under the DIP Facility and will contain customary mandatory prepayment events upon the occurrence of certain asset sales and the issuance of certain debt or equity securities. In addition, TPG Partners III, L.P.'s (TPG) $100 million participation described below under "TPG Investment" is subject to mandatory prepayment upon the occurrence of certain events, including (i) the failure of the Court to approve a bidding procedures order substantially in the form agreed to between US Airways Group and TPG within 60 days of the Petition Date, (ii) TPG's termination of the Memorandum of Understanding relating to its $200 million equity investment as a result of the findings of its due diligence prior to the earlier of September 25, 2002 and 3 days prior to the bidding procedures hearing, which hearing is currently scheduled for September 26, 2002, or
(iii) failure of TPG to be selected as the winning bidder pursuant to the Court-approved bidding procedures. If TPG exercises its right to be prepaid in accordance with the preceding sentence, the lenders under the DIP Facility other than TPG, by majority vote, may also elect to be prepaid. The other lenders do not have this prepayment right if TPG is entitled to be prepaid because it is not the winning bidder if the winning bidder purchases TPG's participation in the DIP Facility and is reasonably acceptable to the administrative agent.

      The definitive documentation relating to US Airways Group's DIP Facility will contain covenants that will require US Airways Group to satisfy ongoing financial requirements. The DIP Facility documents also will contain covenants that limit, among other things, the Debtors' ability to borrow additional money, pay dividends and make additional corporate investments.

      Under the DIP Facility, borrowing availability will be determined by a formula based on a percentage of eligible assets. The eligible assets consist of certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property (including interests in certain airport facilities), takeoff and landing slots, ground equipment and accounts receivable. The underlying values of such assets may fluctuate periodically due to prevailing market conditions, and fluctuations in value may have an impact on the availability under the DIP Facility. Availability may be further limited by additional reserves imposed by the administrative agent and the collateral agent as they deem necessary in their reasonable credit judgment.

      Upon completion of the definitive documentation relating to the DIP Facility, entry of a final order of the Bankruptcy Court approving the DIP Facility, completion of documentation relating to TPG's equity investment in US Airways Group as outlined in the Memorandum of Understanding and discussed below under "TPG Investment", entry of a bidding procedures order by the Bankruptcy Court with respect to the proposed TPG equity investment, achievement of certain milestones involving certain of the Company's collective bargaining units, and satisfaction of certain other conditions, availability under the DIP Facility will be increased from $75 million to up to $250 million in the aggregate. Thereafter, availability under the DIP Facility will be increased by up to an additional $50 million upon US Airways obtaining certain concessions from its remaining unions. The remaining $200 million of availability under the DIP Facility will be available to US Airways Group after (i) the above described conditions have been satisfied; (ii) expiration of certain regulatory objection/review periods without material unresolved objections by regulatory agencies with respect to the Company's recently announced alliance with United Air Lines, Inc.; (iii) receipt of written reaffirmation from the Air Transportation Stabilization Board (Stabilization Board) of its conditional approval for a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act (Stabilization Act) from the Stabilization Board subject to confirmation by the Bankruptcy Court of a plan of reorganization reasonably acceptable to the Stabilization Board; and (iv) demonstration by the Company to the reasonable satisfaction of the administrative agent that the Company is likely to satisfy all of the conditions to the issuance of the ATSB Guarantee.

      As of August 14, 2002, the outstanding principal balance under the DIP Facility was $75 million.

      TPG Investment

      In connection with the Company's restructuring, TPG has committed to participate as a lender for $100 million of the $500 million DIP Facility and to invest $200 million in cash in US Airways Group in exchange for common stock and warrants to purchase common stock which would result in TPG owning approximately 38% of US Airways Group upon its emergence from Chapter 11 pursuant to a confirmed plan of reorganization. These commitments are contained in a Memorandum of Understanding which was executed by US Airways Group and TPG on August 10, 2002 and is to be followed by definitive documentation. It is contemplated that the terms of the TPG investment will be subject to higher or better offers in accordance with bidding procedures to be approved by the Bankruptcy Court.

      Subject to the terms and conditions of the DIP financing documents, TPG's participation in the DIP financing will be $100 million allocated pro rata between the term loan facility and the revolving credit facility.

      Upon the occurrence of certain events relating to TPG's proposed equity investment, TPG's commitment under the DIP Facility may be terminated and US Airways Group may be required to repay amounts owed to TPG under the DIP Facility. If TPG exercises such election, the remaining lenders under the DIP Facility other than TPG would have the right, under certain circumstances, to elect (with the consent of the majority of the non-TPG lenders) to terminate their remaining commitments under the DIP Facility and require US Airways Group to prepay all obligations then outstanding under the DIP Facility.

      Notice and Hearing Procedures for Trading in Claims and Equity Securities

      On August 12, 2002, the Bankruptcy Court entered an interim order (NOL Order) which will assist the Debtors in monitoring and preserving their net operating losses (NOLs) by imposing certain notice and hearing procedures on trading in (i) claims against the Debtors (Claims) or (ii) equity securities in US Airways Group. In general, the NOL Order applies to any person or entity that, directly or indirectly, beneficially owns, or is about to enter into a transaction pursuant to which it will directly or indirectly beneficially own,
(i) an aggregate principal amount of Claims equal to or exceeding $50 million (including a lease or leases under which one or more of the Debtors are lessees and pursuant to which payments of $50 million or more, in the aggregate, are or will become due) or (ii) 3 million or more shares of common stock of US Airways Group (Common Stock). Such persons or entities must provide thirty (30) days advance notice to the Court, the Debtors, and Debtors' counsel prior to purchasing or selling any Claims or Common Stock. The Debtors will have thirty (30) days after receipt of notice to object to any proposed transfer of Claims or Common Stock described in such notice. If the Debtors file an objection, such transaction will not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. If the Debtors do not object within such thirty (30) day period, such transaction may proceed solely as set forth in the notice. Moreover, the NOL Order requires that any person or entity who, directly or indirectly, beneficially owns $50 million or more in Claims or 3 million or more shares of Common Stock file and serve a notice setting forth the size of their holdings on or before (i) forty
(40) days after the effective date of the notice of entry of the NOL Order or
(ii) ten (10) days after becoming such a beneficial owner. Pursuant to the NOL Order, any purchase, sale or other transfer of Claims or equity securities in US Airways Group in violation of these procedures is null and void ab initio as an act in violation of the automatic stay under section 362 of the Bankruptcy Code. A final hearing on the NOL Order is scheduled for September 5, 2002.

      ATSB Loan

      As part of its restructuring efforts, US Airways sought and received conditional approval for a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a proposed $1 billion loan financing. US Airways applied for this loan and related guarantee in order to provide additional liquidity necessary to carry out its restructuring plan. The Stabilization Board's conditions to issuance of the ATSB Guarantee included, among other things, the execution and delivery of legally binding agreements acceptable to the Stabilization Board containing economic concessions from key stakeholders, as well as an agreement to issue a sufficient number of stock warrants at a strike price acceptable to the Stabilization Board.

      The regulations promulgated pursuant to the Stabilization Act provide that an eligible borrower must be an air carrier that can demonstrate, to the satisfaction of the Stabilization Board, that it is not under bankruptcy protection or receivership when the Stabilization Board issues the guarantee, unless the guarantee and the underlying financial obligation are to be part of a bankruptcy court-certified reorganization plan. Subsequent to the Company's and US Airways Group's Chapter 11 filings, the Stabilization Board issued a statement that its conditional approval of US Airways' application for the loan guarantee remains in effect.

      USLM Corporation and USIM Mergers

      Effective July 1, 2002, USLM Corporation, a wholly-owned subsidiary of US Airways Group, and US Airways Investment Management Company, Inc. (USIM), US Airways' wholly-owned subsidiary, were merged into US Airways.

2.    Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways and its wholly-owned subsidiary, USIM. US Airways is a wholly-owned subsidiary of US Airways Group. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways' Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with 2002 classifications.

      Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Consolidated Financial Statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      On August 11, 2002, US Airways filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code (see Note 1). American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

      Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending September 30, 2002. The condensed consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows.

      US Airways adopted SOP 90-7 effective on the Petition Date and will segregate those items as outlined above for all reporting periods subsequent to the Petition Date.

3.    Accounting Changes

      On January 1, 2002, US Airways adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).
US Airways ceased amortization of goodwill upon adoption of SFAS 142 and will test goodwill annually for impairment. During the second quarter of 2002, US Airways completed its impairment analysis for goodwill and determined that an impairment does not exist based on US Airways' assessment of fair values.
US Airways expects that year 2002 amortization expense will be favorably impacted by $19 million as a result of ceasing amortization of this asset.

      The following table provides information relating to US Airways' intangible assets subject to amortization (except where noted) as of June 30, 2002 (in millions):

                                                      Original     Accumulated
                                                        Cost       Amortization
                                                      --------     ------------
      Airport take-off and landing slots             $   184        $    59
      Airport gate leasehold rights                      165            120
      Capitalized software costs                         211            151
      Intangible pension asset (1)                        86              -
                                                       -----         ------
        Total                                        $   646        $   330

      (1)  Not subject to amortization.


      The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots, and over the term of the lease for airport gate leasehold rights on a straight-line basis and included in Depreciation and amortization on the Condensed Consolidated Statements of Operations. Capitalized software costs are amortized over five years on a straight-line basis and included in Depreciation and amortization. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." For the three months and six months ended June 30, 2002, US Airways recorded amortization expense of $13 million and $26 million, respectively, related to these intangible assets. US Airways expects to record annual amortization expense of $48 million in 2003; $25 million in 2004; $16 million in 2005; $13 million in 2006; and $10 million in 2007 related to these intangible assets.

      US Airways' goodwill balance as of January 1, 2002 was $531 million, which is no longer subject to amortization. Results for the three months and six months ended June 30, 2001, as adjusted, assuming the discontinuation of amortization of goodwill, are shown below (in millions):

                                           Three Months          Six Months
                                              Ended                Ended
                                           June 30, 2001        June 30, 2001
                                           -------------        -------------

      Reported net loss                        $ (16)              $ (179)
      Goodwill amortization                        5                   10
                                               ------              -------
      Adjusted net loss                        $ (11)              $ (169)
                                               ======              =======

      On January 1, 2001, US Airways adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders' equity (deficit). Upon adoption of SFAS 133, US Airways began to account for its heating oil swap contracts, which were used to hedge against jet fuel price increases, as cash flow hedges, as defined by SFAS 133. The fair value of the heating oil swaps on January 1, 2001, which was $2 million, was recorded as an asset on US Airways' balance sheet as part of the transition adjustment related to US Airways' adoption of SFAS 133. The offset to this balance sheet adjustment was primarily an increase to "Accumulated other comprehensive income (loss)," a component of stockholders' equity (deficit). US Airways holds warrants in various e-commerce companies and holds stock options in Sabre Holdings Corporation which are accounted for in accordance with SFAS 133. Also upon adoption of SFAS 133, US Airways recorded an asset of $12 million for these stock options and warrants as part of the transition adjustment. The offset to this was a $7 million credit, net of income taxes, to US Airways' cumulative effect of an accounting change.

4.    Comprehensive Income (Loss)

      Comprehensive income (loss) was $(239) million and $(17) million for the three months ended June 30, 2002 and 2001, respectively, and $(497) million and $(178) million for the six months ended June 30, 2002 and 2001, respectively. Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income (loss) includes changes in the fair value of US Airways' available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

5.    Operating Segments and Related Disclosures

      US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of
US Airways. The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's wholly-owned regional airlines and from marketing agreements with three non-owned US Airways Express air carriers.

      Financial information for each reportable operating segment is set forth below (in millions):

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                   --------------------------     ------------------------
                                                      2002          2001            2002          2001
                                                    --------      --------        --------      --------

Operating Revenues:
    US Airways                                      $  1,601      $  2,199        $  3,064      $  4,202
    US Airways Express                                   290           287             521           517
                                                    --------      --------        --------      --------
                                                    $  1,891      $  2,486        $  3,585      $  4,719
                                                    ========      ========        =======       ========

Income (Loss) Before Income Taxes and
  Cumulative Effect of Accounting Change:
    US Airways                                      $   (271)     $    (72)       $  (680)      $   (347)
    US Airways Express                                    12            48            (15)            56
    All Other                                                                           2
                                                           -             6                            15
                                                    --------      --------        --------      --------
                                                    $   (259)     $    (18)       $  (693)      $   (276)
                                                    ========      ========        =======       ========


6.    Income Taxes

      During 2001, US Airways recognized a valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act) US Airways will recognize an income tax credit not to exceed US Airways' carryback potential. The Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in the first quarter of 2002 includes $53 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment.

7.    Commitments to Purchase Flight Equipment

      As of June 30, 2002, US Airways Group, the parent company of US Airway, had 37 A320-family aircraft on firm order scheduled for delivery in the years 2005 through 2009, 173 purchase right aircraft which may be converted to firm order and options for 72 additional aircraft. In addition, US Airways Group had one A330-300 aircraft on firm order, scheduled for delivery in 2007, and options for 20 additional aircraft. As of June 30, 2002, the minimum determinable payments associated with these acquisition agreements for firm-order Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated $4 million in 2003, $14 million in 2004, $96 million in 2005, $596 million in 2006 and $1.30 billion thereafter. The minimum determinable payments by year reflect the deferral of four A321 aircraft previously scheduled for delivery in the latter half of 2002 to 2006.

8.    Unusual Item

      During the first quarter of 2001, US Airways recorded a $22 million impairment charge in Asset impairments in accordance with provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment charge was in connection with the planned retirement of five Boeing 737-200 aircraft due to a third party's early return of certain leased Boeing 737-200 aircraft, and early retirement of certain other Boeing 737-200s.

9.    Selective Payment Deferrals

      In connection with its comprehensive effort to restructure its costs, the Company began implementing a strategic initiative in late June 2002 involving deferrals of selected payments related to certain vendors, aircraft lessors and lenders. The payment deferrals are primarily related to aircraft that had already been grounded and selected older Boeing aircraft in service that have been targeted as part of the restructuring process, including any such aircraft financed with the proceeds of public debt. As a result of these deferrals, as of June 30, 2002, the Company had fully matured events of default resulting from the violation of payment provisions for debt instruments related to 18 aircraft and lease rental payments related to one aircraft. The aggregate principal amount of the debt secured by the 18 aircraft described in the preceding sentences was $172 million, and is reflected under the caption "Current maturities of long-term debt" on the Condensed Consolidated Balance Sheet as of June 30, 2002. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              General Information

      Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.'s (US Airways Group) and US Airways, Inc.'s (US Airways or the Company) Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 2001. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of US Airways, but rather updates disclosures made in the aforementioned filing.

      On August 11, 2002, (Petition Date) US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia (Bankruptcy Court or Court). The reorganization case is being administered under the caption "In re US Airways Group, Inc., et al." Case No. 02-83985-SSM."

      As a result of the filing, US Airways is now periodically required to file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis.

      Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in US Airways' consolidated financial statements filed under the securities laws. Accordingly, US Airways believes that the substance and format do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements.

      Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to US Airways' securities, or for comparison with other financial information filed with the SEC.

      Most of US Airways' filings with the Court are available to the public at the offices of the Clerk of the Bankruptcy Court or the Bankruptcy Court's website (www.vaeb.uscourts.gov) or may be obtained through private document retrieval services. US Airways undertakes no obligation to make any further public announcement with respect to the documents filed with the Court or any matters referred therein.

      Certain of the information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company's current views with respect to current events and financial performance. Such forward looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going-concern; the ability of the Company to comply with the terms of the DIP Facility; the Company's ability to obtain Court approval with respect to motions in the Chapter 11 case prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 cases on the Company's liquidity or results of operations; the ability of the Company to fund and execute its business plan; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing costs; aviation fuel costs; security-related costs; competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation and regulation; consumer perceptions of the Company's products; and other risks and uncertainties listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

      Chapter 11 Reorganization

      In light of recent severe financial losses and as previously announced, US Airways' management has undertaken a comprehensive restructuring effort to achieve cost competitiveness by attempting to obtain economic concessions from key stakeholders, such as employees, aircraft lessors, aircraft and engine manufacturers and other vendors in order to allow the Company to reduce costs, create financial flexibility and restore its long-term viability and profitability. Despite extensive negotiations over the last four and a half months and substantial progress in obtaining concessions, the Company was unable to achieve sufficient cost savings from a sufficient number of its key stakeholders to enable it to restructure on a consensual basis. Accordingly, faced with declining seasonal revenues and cash flow, the Company determined it was necessary to file for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) as a means of completing the restructuring process and to put the Company in a position to return to profitability.

      On August 11, 2002, US Airways filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case No. 02-83985-SSM). On the same date, US Airways Group and six of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors cases are being jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." US Airways will continue to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

      At hearings held on August 12, 2002, the Bankruptcy Court granted
US Airways' first day motions for various relief designed to stabilize their operations and business relationships with customers, vendors, employees and others and entered orders granting authority to US Airways to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including US Airways' Dividend Miles program and its ticketing programs; and (d) honor obligations arising prior to the Petition Date related to the Company's interline, clearinghouse, code sharing and other similar agreements. The Bankruptcy Court also gave interim approval for $75 million of a proposed $500 million senior secured debtor-in-possession financing facility (DIP Facility) as described below.

      US Airways continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. Shortly after the filing, US Airways began notifying all known or potential creditors of the Chapter 11 filing for the purpose of identifying all pre-petition claims against US Airways. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Company. Subject to certain exceptions under the Bankruptcy Code, US Airways' filing for reorganization automatically enjoined the continuation of any judicial or administrative proceedings or other actions against US Airways or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from US Airways, or to create, perfect or enforce any lien against the property of US Airways, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

      Notwithstanding the above general discussion of the automatic stay, however, US Airways' right to retain and operate certain aircraft, aircraft engines and other equipment (as defined in section 1110 of the Bankruptcy
Code) that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless US Airways, within 60 days after the Petition Date, agrees to perform all of the obligations of the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than the filing of the Chapter 11 cases and certain other financial condition defaults) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court. The provisions of section 1110 may materially impact US Airways' options with respect to its fleet optimization strategy.

      US Airways has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause. If US Airways' exclusivity period lapses, any party in interest may file a plan of reorganization for US Airways. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in US Airways if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under certain circumstances set forth in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class-i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

      Under section 365 of the Bankruptcy Code, US Airways may assume, assume and assign, or reject executory contracts and unexpired leases, including real property, aircraft and engine leases, subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves US Airways of its future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against US Airways for damages. Generally, the assumption of an executory contract or unexpired lease requires US Airways to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Company expects that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of damage claims created by US Airways' rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

      The Bankruptcy Court will establish a deadline for the filing of proofs of claim under the Bankruptcy Code, requiring US Airways' creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by US Airways' creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

      Although US Airways expects to file a reorganization plan that provides for emergence from Chapter 11 in early 2003, there can be no assurance that a reorganization plan will be proposed by US Airways or confirmed by the Court, or that any such plan will be consummated.

      The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

      As of the Petition Date, the Company had in excess of $500 million in unrestricted cash, cash equivalents and short-term investments and a DIP Facility of up to $500 million, as described below, to provide sufficient liquidity during the restructuring process. The ability of the Company, both during and after the Chapter 11 case, to continue as a going-concern is dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 case; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going-concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the unaudited condensed consolidated financial statements.

      The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract, retain and compensate key executives and associates and to retain employees generally; limiting the Company's ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

      As a result of the filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

      Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before US Airways Group is entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and US Airways Group, as sole shareholder, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any they would receive. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company's liabilities.

      Debtor-In-Possession Financing

      US Airways Group has obtained a $500 million secured DIP Facility led by joint arrangers Credit Suisse First Boston, Cayman Islands Branch
(CSFB), and Banc of America Securities, LLC. The DIP Facility consists of a $250 million term loan facility and a $250 million revolving credit facility and is guaranteed by each of the Debtors. The DIP Facility remains subject to final Bankruptcy Court approval, at a hearing scheduled for September 26, 2002. The DIP Facility is secured by first priority liens on all unencumbered present and future assets of the Debtors and by best priority available junior liens on all other assets of the Debtors, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of section 1110 of the Bankruptcy Code to the extent such financing agreements prohibit such junior liens. $75 million of the $500 million DIP Facility is available to US Airways Group under the current interim Bankruptcy Court order.
US Airways Group has the option of borrowing under the DIP Facility at an interest rate of the CSFB prime rate plus 2.5% or LIBOR plus 3.5%.

      The maturity date of the DIP Facility is the earlier of the effective date of a plan of reorganization of the Debtors and September 30, 2003.

      The DIP Facility may be accelerated upon the occurrence of an event of default under the DIP Facility and will contain customary mandatory prepayment events upon the occurrence of certain asset sales and the issuance of certain debt or equity securities. In addition, TPG Partners III, L.P.'s (TPG) $100 million participation described below under "TPG Investment" is subject to mandatory prepayment upon the occurrence of certain events, including (i) the failure of the Court to approve a bidding procedures order substantially in the form agreed to between US Airways Group and TPG within 60 days of the Petition Date, (ii) TPG's termination of the Memorandum of Understanding relating to its $200 million equity investment as a result of the findings of its due diligence prior to the earlier of September 25, 2002, and 3 days prior to the bidding procedures hearing, which hearing is currently scheduled for September 26, 2002, or
(iii) failure of TPG to be selected as the winning bidder pursuant to the Court-approved bidding procedures. If TPG exercises its right to be prepaid in accordance with the preceding sentence, the lenders under the DIP Facility other than TPG, by majority vote, may also elect to be prepaid. The other lenders do not have this prepayment right if TPG is entitled to be prepaid because it is not the winning bidder if the winning bidder purchases TPG's participation in the DIP Facility and is reasonably acceptable to the administrative agent.

      The definitive documentation relating to US Airways Group's DIP Facility will contain covenants that will require US Airways Group to satisfy ongoing financial requirements. The DIP Facility documents also will contain covenants that limit, among other things, the Debtors' ability to borrow additional money, pay dividends and make additional corporate investments.

      Under the DIP Facility, borrowing availability will be determined by a formula based on a percentage of eligible assets. The eligible assets may consist of certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property (including interests in certain airport facilities), takeoff and landing slots, ground equipment and accounts receivable. The underlying values of such assets may fluctuate periodically due to prevailing market conditions, and fluctuations in value may have an impact on the availability under the DIP Facility. Availability may be further limited by additional reserves imposed by the administrative agent and the collateral agent as they deem necessary in their reasonable credit judgment.

      Upon completion of the definitive documentation relating to the DIP Facility, entry of a final order of the Bankruptcy Court approving the DIP Facility, completion of documentation relating to TPG's equity investment in US Airways Group as outlined in the Memorandum of Understanding and discussed below under "TPG Investment", entry of a bidding procedures order by the Bankruptcy Court with respect to the proposed TPG equity investment, achievement of certain milestones involving certain of the Company's collective bargaining units, and satisfaction of certain other conditions, availability under the DIP Facility will be increased from $75 million to up to $250 million in the aggregate. Thereafter, availability under the DIP Facility will be increased by up to an additional $50 million upon US Airways obtaining certain concessions from its remaining unions. The remaining $200 million of availability under the DIP Facility will be available to US Airways Group after (i) the above described conditions have been satisfied; (ii) expiration of certain regulatory objection/review periods without material unresolved objections by regulatory agencies with respect to the Company's recently announced alliance with United Air Lines, Inc.; (iii) receipt of written reaffirmation from the Air Transportation Stabilization Board (Stabilization Board) of its conditional approval for a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act (Stabilization Act) from the Stabilization Board subject to confirmation by the Bankruptcy Court of a plan of reorganization reasonably acceptable to the Stabilization Board; and (iv) demonstration by the Company to the reasonable satisfaction of the administrative agent that the Company is likely to satisfy all of the conditions to the issuance of the ATSB Guarantee.

      As of August 14, 2002, the outstanding principal balance under the DIP Facility was $75 million.

      TPG Investment

      In connection with the Company's restructuring, TPG has committed to participate as a lender for $100 million of the $500 million DIP Facility and to invest $200 million in cash in US Airways Group in exchange for common stock and warrants to purchase common stock which would result in TPG owning approximately 38% of US Airways Group upon its emergence from Chapter 11 pursuant to a confirmed plan of reorganization. These commitments are contained in a Memorandum of Understanding which was executed by US Airways Group and TPG on August 10, 2002 and is to be followed by definitive documentation. It is contemplated that the terms of the TPG investment will be subject to higher or better offers in accordance with bidding procedures to be approved by the Bankruptcy Court.

      Subject to the terms and conditions of the DIP financing documents, TPG's participation in the DIP financing will be $100 million allocated pro rata between the term loan facility and the revolving credit facility.

      Upon the occurrence of certain events relating to TPG's proposed equity investment, TPG's commitment under the DIP Facility may be terminated and US Airways Group may be required to repay amounts owed to TPG under the DIP Facility. If TPG exercises such election, the remaining lenders under the DIP Facility other than TPG would have the right, under certain circumstances, to elect (with the consent of the majority of the non-TPG lenders) to terminate their remaining commitments under the DIP Facility and require US Airways Group to prepay all obligations then outstanding under the DIP Facility.

      Notice and Hearing Procedures for Trading in Claims and Equity Securities

      On August 12, 2002, the Bankruptcy Court entered an interim order (NOL Order) which will assist the Debtors in monitoring and preserving their net operating losses (NOLs) by imposing certain notice and hearing procedures on trading in (i) claims against the Debtors (Claims) or (ii) equity securities in US Airways Group. In general, the NOL Order applies to any person or entity that, directly or indirectly, beneficially owns, or is about to enter into a transaction pursuant to which it will directly or indirectly beneficially own,
(i) an aggregate principal amount of Claims equal to or exceeding $50 million (including a lease or leases under which one or more of the Debtors are lessees and pursuant to which payments of $50 million or more, in the aggregate, are or will become due) or (ii) 3 million or more shares of common stock of US Airways Group (Common Stock). Such persons or entities must provide thirty (30) days advance notice to the Court, the Debtors, and Debtors' counsel prior to purchasing or selling any Claims or Common Stock. The Debtors will have thirty (30) days after receipt of notice to object to any proposed transfer of Claims or Common Stock described in such notice. If the Debtors file an objection, such transaction will not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. If the Debtors do not object within such thirty (30) day period, such transaction may proceed solely as set forth in the notice. Moreover, the NOL Order requires that any person or entity who, directly or indirectly, beneficially owns $50 million or more in Claims or 3 million or more shares of Common Stock file and serve a notice setting forth the size of their holdings on or before (i) forty
(40) days after the effective date of the notice of entry of the NOL Order or
(ii) ten (10) days after becoming such a beneficial owner. Pursuant to the NOL Order, any purchase, sale or other transfer of Claims against the Debtors or equity securities in US Airways Group in violation of these procedures is null and void ab initio as an act in violation of the automatic stay under section 362 of the Bankruptcy Code. A final hearing on the NOL Order is scheduled for September 5, 2002.

      ATSB Loan

      As part of its restructuring efforts, US Airways sought and received conditional approval for a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a proposed $1 billion loan financing. US Airways applied for this loan and related guarantee in order to provide additional liquidity necessary to carry out its restructuring plan. The Stabilization Board's conditions to issuance of the ATSB Guarantee included, among other things, the execution and delivery of legally binding agreements acceptable to the Stabilization Board containing economic concessions from key stakeholders, as well as an agreement to issue a sufficient number of stock warrants at a strike price acceptable to the Stabilization Board.

      The regulations promulgated pursuant to the Stabilization Act provide that an eligible borrower must be an air carrier that can demonstrate, to the satisfaction of the Stabilization Board, that it is not under bankruptcy protection or receivership when the Stabilization Board issues the guarantee, unless the guarantee and the underlying financial obligation are to be part of a bankruptcy court-certified reorganization plan. Subsequent to the Company's and US Airways Group's Chapter 11 filings, the Stabilization Board issued a statement that its conditional approval of US Airways' application for the loan guarantee remains in effect.

                         Other Restructuring Progress

      In the months following September 11th, the Company moved quickly to address its deteriorating liquidity position. Actions taken include an overall capacity reduction of approximately 23% from pre-September 11th levels (including the cessation of MetroJet), parking 111 aircraft resulting in the retirement of the MD-80, F-100 and B737-200 fleet types, furloughs of approximately 11,000 employees representing more than 20% of US Airways' work force, deferral of future Airbus aircraft deliveries, and completion of a $404 million secured financing in November 2001.

      Despite the actions taken, the impact of September 11th terrorist attacks on the Company's liquidity position and the prospect, on a projected longer term basis, of a failure to experience full industry revenue recovery from the dramatic decline resulting from the September 11th terrorist attacks, have left the Company without sufficient liquidity to continue operations under its current cost structure for a sustained period of time. In response to this, in May 2002, the Company launched a comprehensive restructuring effort to restore long-term viability and profitability, enhance revenues and achieve cost competitiveness by obtaining concessions from key stakeholders that would allow it to reduce costs consistent with its reduced revenue generating capability, and create financial flexibility.

      The Company sought to enhance its revenues and its cost competitiveness by taking the following actions:

o Restructuring its schedule to optimize revenue production in the post-September 11th environment.

o Significantly increasing the number of regional jets flown by US Airways Express affiliates so as to enable the Company to effectively compete and acquire additional feed for its mainline operation.

o Entering into a comprehensive marketing alliance that includes domestic and international code share, thereby leveraging the Company's strong position in the East Coast to generate additional revenues.

o Significantly reducing labor costs, including rates of pay, work rules and benefits.

o Obtaining concessions from aircraft and engine manufacturers, aircraft lenders and lessors, other creditors and certain other suppliers that lower aircraft capital costs and contract costs.

      On July 10, 2002, the Stabilization Board conditionally approved the Company's application for the ATSB Guarantee under the Stabilization Act in connection with a $1 billion financing. The Company applied for this loan in order to restore its liquidity in connection with its restructuring efforts. The Stabilization Board's conditions include, among other things, execution and delivery of legally binding agreements acceptable to the Stabilization Board containing economic concessions from key stakeholders as well as an agreement to issue a sufficient number of stock warrants at a strike price acceptable to the Stabilization Board.

      The Company had made significant progress in obtaining the economic concessions in connection with its restructuring effort to meet the Stabilization Board's requirements for the ATSB Guarantee and has taken measures to enhance revenues:

Employees
---------

      US Airways has ratified an agreement for concessions with its pilots who are represented by the Air Line Pilots Association, International (ALPA) (approximately 4,400 employees). The projected annual savings obtained under the pilot agreement are $465 million over the 6.5 year term. The pilot agreement generally includes a rollback of wages to rates in effect prior to their wage rate increases of 16% and 17% received in May 2002 and 2001, respectively. The pilot agreement provides that the union will be entitled to elect a member of the US Airways Group Board of Directors. The pilot agreement also provides the union membership with 17.5 million shares of restricted stock and entitles them to exchange 11.5 million previously awarded options to purchase common stock for shares of restricted stock. In bankruptcy, the form of securities may be modified to provide equivalent value (defined as 19.33% of the fully diluted common stock).

      US Airways has ratified an agreement for concessions with its flight attendants who are represented by the Association of Flight Attendants (AFA) (approximately 7,600 employees). The projected annual savings obtained under the flight attendant agreement are $76 million over its 6.5 year term. US Airways has tentative agreements for concessions with its flight crew training instructors, simulator engineers and flight dispatchers who are represented by the Transport Workers Union of America (TWU) (approximately 320 employees collectively). Pursuant to the terms of these agreements, the AFA and the TWU will be permitted to nominate a member of the Board of Directors of US Airways Group and a new seat on the Board of Directors has been created for this purpose. These agreements also provide that the employees covered under the agreements will participate in a profit sharing plan, or, in the alternative, receive equity securities in US Airways Group upon its emergence from Chapter 11.

      The International Association of Machinist and Aerospace Workers which represents US Airways' mechanics and related employees and fleet service employees is submitting US Airways' proposal for concessions to its membership for ratification. This proposal includes a seat on US Airways Group's Board of Directors and participation in profit sharing or, in the alternative, receiving equity securities in US Airways Group upon its emergence from Chapter 11. US Airways has not reached an agreement with the Communication Workers of America (CWA), which represents US Airways' passenger service employees. US Airways has requested that the CWA put out for ratification
US Airways' proposal for concession to its membership, but has not yet received a formal response.

Marketing alliance
------------------

      US Airways reached a comprehensive marketing agreement with United Air Lines, Inc. (United). The agreement has received approvals from the pilot unions for both US Airways and United and is under review by the Department of Transportation. Once implemented, US Airways and United passengers will be able to contact either airline and make a single reservation that involves travel on both airlines (code share travel) through new streamlined ticketing, baggage handling and check-in procedures. In addition, US Airways and United customers will have the opportunity to earn and redeem Dividend Miles and Mileage Plus Miles on both airlines and members of either airlines airport club may access both airlines' airport clubs. The first code share flights are expected to begin before the end of 2002.

Regional jet growth
-------------------

      US Airways' ratified agreement for concessions with its pilots provides that it may operate up to 465 regional jets subject to certain restrictions. In July 2002, US Airways signed a letter of intent with Midway Airlines to fly up to 18 50-seat Bombardier CRJ regional jets as part of US Airways Express. This agreement is contingent on several factors, including Midway reaching agreements with certain of its labor unions and US Airways obtaining an equity interest in Midway over the course of the agreement.

                              Financial Overview

      For the second quarter of 2002, US Airways' operating revenues were $1.9 billion, operating loss was $176 million and net loss was $225 million. For the comparative period in 2001, operating revenues were $2.5 billion, operating income was $31 million and net loss was $16 million.

      For the six months of 2002, US Airways' operating revenues were $3.6 billion, operating loss was $545 million and loss before cumulative effect of accounting change was $523 million. For the comparative period in 2001, operating revenues were $4.7 billion, operating loss was $186 million and loss before cumulative effect of accounting change was $186 million. US Airways' results for the first six months of 2001 include an unusual item (see discussion of asset impairments in "Results of Operations" below).

      Lower capacity and lower passenger fares have significantly impacted results for the three and six months ended June 30, 2002. Results for 2001 were also impacted by passenger fare pressures. The lower passenger fares resulted from declines in business traffic (which has higher yields than leisure traffic) which began early in 2001 and was exacerbated by the terrorist attacks of September 11th . The airline industry has engaged in heavy price discounting since September 11th to entice customers to fly and competition from low-fare carriers has intensified. While US Airways has taken aggressive actions to reduce its costs since September 11th, including significant reductions in workforce and capacity (as measured by available seat miles or ASMs), many of US Airways' costs are fixed over the intermediate to longer term, so that US Airways is not able to reduce its costs as quickly as it is able to reduce its capacity. In addition to lower passenger fares, results for the three and six months ended June 30, 2001 were adversely impacted by relatively high jet fuel prices.

Results of Operations

      The following section pertains to activity included in US Airways' Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1 of this report) and in "Selected US Airways Operating and Financial Statistics" below. Except where noted, operating statistics referred to below are for scheduled service only.


                       Three Months Ended June 30, 2002
                               Compared with the
                       Three Months Ended June 30, 2001

OPERATING REVENUES - Passenger transportation revenues decreased $568 million or 28.3% due to an 18.6% decrease in RPMs and a 11.9% decrease in yield. The unfavorable yield variances reflect a decline in business traffic as many companies have corporate travel restrictions in place as a result of generally weak economic conditions. In addition, the airline industry has continued to engage in heavy price discounting since September 11th to entice customers to fly. The decrease in RPMs for US Airways is primarily due to the post-September 11th schedule reductions. Cargo and freight revenues decreased 16.3% primarily as a result of lower mail revenues, which reflect mail carriage restrictions imposed by the Federal Aviation Administration in the aftermath of September 11th. Other operating revenues declined 15.2% due to declines in revenue related to a marketing agreement with Galileo
International, Inc. which ended June 30, 2001, lease revenue associated with surplus aircraft and other schedule-related revenues.

OPERATING EXPENSES - US Airways' operating expenses were lower by 15.8% on a capacity decrease of 20.1%. Personnel costs decreased 10.0% due to lower headcount levels. This was partially offset by higher wage rates and increases in employee pension and benefit expenses. Effective May 1, 2002 and 2001, most US Airways pilots received 16% and 17% wage rate increases, respectively, pursuant to the "parity plus 1%" provision in their labor contract. Aviation fuel decreased 40.7% due to lower average fuel prices and schedule-driven decreases in consumption. Aircraft rent decreased 7.0% as expense reductions from lease expirations were partially offset with lease expense associated with new leased aircraft. Other rent and landing fees decreased 13.2% due to schedule-driven reductions in landings. Aircraft maintenance decreased 35.3% reflecting the retirement of older aircraft as well as the closure of the US Airways engine shop in Pittsburgh, PA. Other selling expenses decreased 23.7% due to sales volume driven decreases in credit card fees and computer reservation fees. Depreciation and amortization decreased 27.1% due to aircraft retirements partially offset by the purchase of new Airbus aircraft.
In addition, US Airways ceased amortizing its goodwill effective January 1, 2002 in connection with its adoption of Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This favorably impacted expenses by $5 million. Commissions decreased 66.2% due to lower ticket sales and the elimination of the base domestic commissions in March
2002. Other operating expenses decreased 13.7% due to decreases in schedule-related expenses including passenger food expenses, crew travel expenses and interrupted trip expenses partially offset by higher insurance expenses and higher security expenses.

OTHER INCOME (EXPENSE) - Interest income decreased due to lower average investment balances and return rates quarter-over-quarter. Interest expense increased due to an increase in outstanding equipment financing.

PROVISION (CREDIT) FOR INCOME TAXES - During 2001, US Airways recognized a valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002
(Act) US Airways will recognize an income tax credit not to exceed US Airways' carryback potential. The Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. US Airways continues to record a valuation allowance against its net deferred tax asset which limits the 2002 tax credit. The effective tax rate was 11% for the second quarter of 2001. The tax credit for the second quarter of 2001 results from the tax benefits associated with the pretax losses, offset by the tax effects of US Airways' permanent tax differences during the second quarter.


                        Six Months Ended June 30, 2002
                               Compared with the
                        Six Months Ended June 30, 2001

OPERATING REVENUES - Passenger transportation revenues decreased $1.07 billion or 28.1% due to a 17.4% decrease in RPMs and a 12.9% decrease in yield. The unfavorable yield variances reflect a decline in business traffic as many companies have corporate travel restrictions in place as a result of generally weak economic conditions. In addition, the airline industry has continued to engage in heavy price discounting since September 11th to entice customers to fly. The decrease in RPMs for US Airways is primarily due to the post-September 11th schedule reductions. Cargo and freight revenues decreased 21.6% primarily as a result of lower mail revenues, which reflect mail carriage restrictions imposed by the Federal Aviation Administration in the aftermath of September 11th. Other operating revenues declined 16.1% due to declines in revenue related to a marketing agreement with Galileo International, Inc. which ended June 30, 2001, revenue from third-party fuel sales (price-driven decline), lease revenue associated with surplus aircraft and other schedule-related revenues.

OPERATING EXPENSES - Excluding the aircraft impairment charge recognized in the first quarter of 2001 (see "Asset impairments" below), US Airways' operating expenses were lower by 15.4% on a capacity decrease of 19.5% at US Airways. Personnel costs decreased 8.3% due to lower headcount levels. This was partially offset by higher wage rates and increases in employee pension and benefit expenses. Effective May 1, 2002 and 2001, most US Airways pilots received 16% and 17% wage rate increases, respectively, pursuant to the "parity plus 1%" provision in their labor contract. Aviation fuel decreased 41.9% due to lower average fuel prices and schedule-driven decreases in consumption. Aircraft rent was flat as expense reductions from lease expirations were offset with lease expense associated with new leased aircraft. Other rent and landing fees decreased 13.2% due to schedule-driven reductions in landings and timing of certain credits received. Aircraft maintenance decreased 36.4% reflecting the retirement of older aircraft as well as the closure of the US Airways engine shop in Pittsburgh, PA. Other selling expenses decreased 21.5% due to sales volume driven decreases in credit card fees and computer reservation fees. Depreciation and amortization decreased 23.9% due to aircraft retirements partially offset by the purchase of new Airbus aircraft. In addition, US Airways ceased amortizing its goodwill effective January 1, 2002 in connection with its adoption of SFAS 142, which favorably impacted expenses by $10 million. Commissions decreased 52.9% due to lower ticket sales and lower average commission rates. Commission rates decreased due to the elimination of the base domestic commissions in March 2002, increases in internet bookings which are less costly to US Airways and generally lower maximum payments to travel agents implemented in August 2001. Asset impairments represents a $22 million impairment charge in connection with the planned retirement of five Boeing 737-200 aircraft due to a third party's early return of certain leased Boeing 737-200 aircraft, and early retirement of certain other Boeing 737-200s. Other operating expenses decreased 17.3% due to decreases in schedule-related expenses including passenger food expenses, crew travel expenses and interrupted trip expenses partially offset by higher insurance expenses and higher security expenses.

OTHER INCOME (EXPENSE) - Interest income decreased due to lower average investment balances and return rates. Interest expense increased due to an increase in outstanding equipment financing.

PROVISION (CREDIT) FOR INCOME TAXES - During 2001, US Airways recognized a valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002
(Act) US Airways will recognize an income tax credit not to exceed US Airways' carryback potential. The Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in the first quarter of 2002 includes $53 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment. US Airways continues to record a valuation allowance against its net deferred tax asset which limits the 2002 tax credit. The effective tax rate was 33% for the first six months of 2001. The tax credit for the first six months of 2001 results from the tax benefits associated with the pretax losses, offset by the tax effects of US Airways' permanent tax differences.


                                      Selected US Airways Operating and Financial Statistics (1)

                                                       Three Months Ended                     Six Months Ended
                                                             June 30,         Increase             June 30,            Increase
                                                    -----------------------                 ----------------------
                                                       2002      2001        (Decrease)       2002         2001       (Decrease)
                                                       ----      ----        ----------       ----         ----       ----------
Revenue passengers (thousands)*                      12,982       16,582        (21.7)%      24,807       30,775        (19.4)%

Total RPMs (millions) (2)                            10,969       13,480        (18.6)%      20,551       24,893        (17.4)%

RPMs (millions)*                                     10,966       13,471        (18.6)%      20,547       24,874        (17.4)%

Total ASMs (millions) (3)                            14,609       18,275        (20.1)%      28,589       35,520        (19.5)%

ASMs (millions)*                                     14,606       18,265        (20.0)%      28,584       35,499        (19.5)%

Passenger load factor* (4)                             75.1%        73.8          1.3 pts.     71.9%        70.1%         1.8 pts.

Break-even load factor (5)                             87.8%        76.2%        11.6 pts.     87.8%        75.5%        12.3 pts.

Yield* (6)                                            13.11(c)     14.88(c)      (11.9)%      13.36(c)     15.34(c)     (12.9)%

Passenger revenue per ASM* (7)                         9.84(c)     10.98(c)      (10.4)%       9.60(c)     10.75(c)     (10.7)%

Revenue per ASM (8)                                   10.96(c)     12.04(c)       (9.0)%      10.72(c)     11.83(c)      (9.4)%

Cost per ASM (9)                                      12.25(c)     12.13(c)        1.0%       12.57(c)     12.45(c)       1.0%

Average passenger journey (miles)*                      845          812           4.1%         828          808          2.5%

Average stage length (miles)*                           684          666           2.7%         667          661          0.9%

Cost of aviation fuel per gallon (10)                 69.28(c)     88.12(c)      (21.4)%      68.80(c)     90.91(c)     (24.3)%

Cost of aviation fuel per gallon,
   excluding fuel taxes (11)                          63.57(c)     81.89(c)      (22.4)%      63.13(c)     84.57(c)     (25.4)%

Gallons of aviation fuel consumed (millions)            252          334         (24.6)%        498          648        (23.1)%

Scheduled mileage completion factor*                   99.3%        98.7%          0.6 pts.    99.4%        98.2%         1.2 pts.

Operating aircraft at period-end                        311          423         (26.5)%        311          423        (26.5)%

Full-time equivalent employees at period-end         33,902       44,673         (24.1)%     33,902       44,673        (24.1)%


*  Scheduled service only (excludes charter service).

c = cents


(1) Operating statistics include free frequent travelers and the related miles they flew. Financial statistics exclude the revenues and expenses generated under capacity purchase arrangements US Airways has with certain US Airways Express air carriers. Financial statistics for the six months ended June 30, 2001 exclude an impairment charge of $22 million.
(2) Revenue Passenger Miles (RPMs) - revenue passengers multiplied by the number of miles they flew.
(3) Available Seat Miles (ASMs) - seats available multiplied by the number of miles flown (a measure of capacity).
(4)   Percentage of aircraft seating capacity that is actually utilized
      (RPMs/ASMs).
(5) Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
(6)   Passenger transportation revenue divided by RPMs.
(7) Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(8)   Total Operating Revenues divided by ASMs (a measure of unit revenue).
(9)   Total Operating Expenses divided by ASMs (a measure of unit cost).
(10)  Includes fuel taxes and transportation charges.
(11)  Includes transportation charges (excludes fuel taxes).


      Capacity (as measured by ASMs) decreased 20.0% and 19.5% for the three and six months ended June 30, 2002. RPMs decreased 18.6% and 17.4% for the three and six months ended June 30, 2002. This resulted in a 75.1% passenger load factor for the three months ended June 30, 2002, a 1.3 percentage point increase. Both RPMs and ASMs were significantly affected by the schedule reductions put in place after September 11th. For the three months ended June 30, 2002, yield declined 11.9% reflecting the significant decline in close-in business bookings, aggressive fare discounting in the airline industry and intensified competition from low-fare carriers. US Airways competes heavily with trains and automobiles as a result of its short-haul network. In the aftermath of the September 11th terrorist attacks, many customers have switched to these other forms of transportation. Additionally, the increased airport security charges and procedures have had a disproportionate impact on short-haul carriers. Full-time equivalent employees at period-end declined 24.1% reflecting the headcount reduction measures put in place after September 11th.

                            New Accounting Standard

      On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces EITF 94-3. The principal effect of applying SFAS 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Liquidity and Capital Resources

      As of June 30, 2002, US Airways' cash and cash equivalents and short-term investments totaled $543 million. US Airways' ratio of current assets to current liabilities (current ratio) was 0.5 (US Airways' Condensed Consolidated Balance Sheets are contained in Part I, Item 1 of this report). As of December 31, 2001, US Airways' cash and cash equivalents and short-term investments totaled $1.02 billion and the current ratio was 0.6.

      For the first six months of 2002, US Airways' operating activities used net cash of $313 million (as presented in US Airways' Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1 of this report) compared to operating activities which provided net cash of $206 million for the first six months of 2001. Operating cash flows during the first six months of 2002 were adversely affected by the same factors that adversely affected financial results during that period (see discussion in "Results of Operations" above). Included in net cash used for operating activities for the first six months of 2002 is an income tax refund of $169 million received by US Airways primarily as a result of the recently enacted Job Creation and Worker Assistance Act of 2002, $32 million of compensation received under the Stabilization Act (see below) and payments of $188 million of ticket taxes for which remittance was deferred until January 2002 under the Stabilization Act.

      The net cash provided by investing activities for the six months ended June 30, 2002 was $167 million. For the first six months of 2002, investing activities included cash outflows of $117 million related to capital expenditures. Capital expenditures included $107 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. Proceeds from disposition of property includes, among other things, proceeds related to the surplus aircraft and related parts delivered during the first six months of 2002. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus DC-9, B737-200 and MD-80 aircraft. As of June 30, 2002, substantially all of the proceeds related to these agreements had been received. Decrease (increase) in short-term investments reflects proceeds from the sale of short-term investments. US Airways' cash and cash equivalents and short-term investments as of December 31, 2001 include funds which, in the ordinary course of business, it withholds from employees and it collects from passengers. These funds are required to be paid to applicable governmental authorities, and include withholding for payroll taxes, transportation excise taxes, passenger facility charges and transportation security charges. During the second quarter of 2002, US Airways established trusts to fund these obligations. The initial funding (which totaled approximately $201 million) and the net cash flows of the trust are reflected in Decrease (increase) in restricted cash and investments on US Airways' Condensed Consolidated Statements of Cash Flows. The funds in these trust accounts totaled $195 million as of June 30, 2002 and are classified as prepaid expenses and other current assets net on US Airways' Condensed Consolidated Balance Sheet. For the first six months of 2001, investing activities included cash outflows of $908 million related to capital expenditures. Capital expenditures included $850 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. The net cash used for investing activities for the six months ended June 30, 2001 was $893 million.

      Net cash provided by financing activities during the first six months of 2002 was $82 million. US Airways received proceeds of $116 million from the mortgage financing of three A321 aircraft. Additionally, US Airways received proceeds of $33 million with the private placement of pass-through certificates that partially finance five previously delivered A330s. These proceeds were offset by the scheduled principal repayments of long-term debt in the amount of $67 million. Net cash provided by financing activities during the first six months of 2001 was $657 million. US Airways received proceeds of $534 million from the mortgage financing of nine A320-family aircraft and three A330 aircraft. US Airways also received $344 million from sale-leaseback transactions on eight A320-family aircraft. These proceeds were partially offset by the scheduled principal repayments of long-term debt in the amount of $225 million including the February 1, 2001 repayment of US Airways' $175 million 9 5/8% Senior Notes.

      US Airways Group has obtained a $500 million secured DIP Facility led by joint arrangers CSFB and Banc of America Securities, LLC. The DIP Facility consists of a $250 million term loan facility and a $250 million revolving credit facility and guaranteed by each of the Debtors. The DIP Facility remains subject to final Bankruptcy Court approval, at a hearing scheduled for September 26, 2002. The DIP Facility is secured by first priority liens on all unencumbered present and future assets of the Debtors and by best priority available junior liens on all other assets of the Debtors, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of section 1110 of the Bankruptcy Code to the extent such financing agreements prohibit such junior liens. $75 million of the $500 million DIP Facility is available to US Airways Group under the current interim Bankruptcy Court order and has been drawn. US Airways Group has the option of borrowing under the DIP Facility at an interest rate of the CSFB prime rate plus 2.5% or LIBOR plus 3.5%. See Note 1 to the Company's Condensed Consolidated Financial Statements for more information.

      As discussed above, US Airways sought and received conditional approval for the ATSB Guarantee under the Stabilization Act from the Stabilization Board in connection with a $1 billion loan financing. Subsequent to the Chapter 11 filing, the Stabilization Board issued a statement indicating that its conditional approval of US Airways application for the ATSB Guarantee remains in effect.

      Parties in interest in the Chapter 11 cases can request adequate assurance of future performance with respect to contracts that will be assumed and adequate protection of their interests in property. Such performance or protection may include additional collateral deposits subject to approval of the Bankruptcy Court. As a result of the Chapter 11 filing, the Company expects that substantial additional collateral deposits may be required in connection with certain service contracts. At this time, the Company cannot predict the amount of the additional collateral deposits.

      US Airways continues to be highly leveraged. It has a higher amount of debt compared to equity capital than most of its principal competitors. Substantially all of its aircraft and engines are subject to liens securing indebtedness. US Airways requires substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. US Airways has not generated positive operating cash flows since September 11, 2001.

      In connection with its comprehensive effort to restructure its costs, the Company began implementing a strategic initiative in late June 2002 involving deferrals of selected payments related to certain vendors, aircraft lessors and lenders. The payment deferrals are primarily related to aircraft that had already been grounded and selected older Boeing aircraft in service that have been targeted as part of the restructuring process, including any such aircraft financed with the proceeds of public debt. As a result of these deferrals, as of June 30, 2002, the Company had fully matured events of default resulting from the violation of payment provisions for debt instruments related to 18 aircraft and lease rental payments related to one aircraft. The aggregate principal amount of the debt secured by the 18 aircraft described in the preceding sentences was $172 million, and is reflected under the caption "Current maturities of long-term debt" on the Condensed Consolidated Balance Sheet as of June 30, 2002. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors.

      As of the Petition Date, the Company had in excess of $500 million in unrestricted cash, cash equivalents and short-term investments and a DIP Facility of up to $500 million, as described below, to provide sufficient liquidity during the restructuring process. The ability of the Company, both during and after the Chapter 11 case, to continue as a going-concern is dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 case; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going-concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the unaudited condensed consolidated financial statements.

      As a result of the September 11th terrorist attacks, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. Pursuant to authority granted in the Stabilization Act, the Federal Aviation Administration (FAA) has supplemented the commercial war-risk insurance until October 16, 2002 with a third party liability policy to cover losses in excess of $50 million to persons other than passengers for renewable 60-day periods. In the event the insurance carriers further reduce the amount of insurance coverage available or the FAA fails to renew war-risk insurance, US Airways' operations and/or financial position, results of operations or cash flows could be adversely impacted.

      The Stabilization Act provides for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001. Through June 30, 2002, US Airways had received approximately $287 million from the U.S. Government under the Stabilization Act. US Airways expects to receive an additional $22 million in 2002 under this provision of the Stabilization Act. Adjustments to the amount of compensation received may be recognized in 2002 as the rules governing the distribution are finalized. The payments will partially compensate US Airways for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

      On August 12, 2002, Standard and Poor's (S&P) lowered its corporate credit ratings on the US Airways Group and US Airways to "D" (Default) from "SD" (Selective Default). Ratings on most issues of US Airways that have not already defaulted were lowered as well, and remain on CreditWatch with developing implications. On August 12, 2002, Moody's Investor Service
(Moody's) downgraded its Senior Implied Ratings of US Airways Group and
US Airways to Caa3 from Caa2 and the rating outlook is negative. Credit ratings issued by agencies such as S&P and Moody's affect the Company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

      As of June 30, 2002, US Airways Group, the parent company of US Airways, had 37 A320-family aircraft on firm order scheduled for delivery in the years 2005 through 2009, 173 Purchase right aircraft which may be converted to firm order and options for 72 additional aircraft. In addition, US Airways had one A330-300 aircraft on firm order, scheduled for delivery in 2007, and options for 20 additional aircraft. As of June 30, 2002, the minimum determinable payments associated with US Airways' acquisition agreements for firm-order Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $4 million in 2003, $14 million in 2004, $96 million in 2005, $598 million in 2006 and $1.30 billion thereafter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to US Airways' disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Annual Report of
US Airways, Inc. to the SEC on Form 10-K for the year ended December 31, 2001.


Part II.  Other Information

Item 1.  Legal Proceedings

      On August 11, 2002, US Airways filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case No. 02-83985-SSM). The reorganization is being administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." US Airways continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1109 of the Bankruptcy Code. As a result of the filing, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against US Airways are subject to the automatic stay provisions of 11 U.S.C. section 362 (a) of the Bankruptcy Code. The Chapter 11 case is discussed in greater detail in Note 1 to the condensed consolidated unaudited financial statements.

      US Airways Group and US Airways have been named as defendants in two lawsuits filed in U.S. District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines motion for summary judgment and granted the plaintiff's motion for class certification in each of the cases. On May 31, 2002, US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. That petition remains pending. Notwithstanding the district court's denial of summary judgment, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense.

      A declaratory judgment against certain airlines including US Airways is being sought in Quebec Superior Court that, if obtained, would require
US Airways and such other named airlines to pay commissions to travel agents under the IATA rules. The amount of commissions sought has not been specified. Under Quebec civil procedure, a motion for a declaratory judgment must be supported by an affidavit from each plaintiff. As of August 13, 2002, more than thirty plaintiffs have filed affidavits indicating their participation in this lawsuit. A hearing has been scheduled for August 29, 2002 to discuss the scheduling of preliminary motions and depositions. US Airways intends to pursue a vigorous defense.

      The ALPA and the AFA each filed a grievance against US Airways alleging that the furlough of employees is a breach of applicable collective bargaining agreements. An arbitrator had been selected to hear each of these matters. Hearings on the claim filed by ALPA began before the arbitrator.
In each of these matters, the applicable union contended that furloughs and certain other employment practices that occurred following the September 11, 2001 terrorist attacks were in violation of the applicable collective bargaining agreement. Among the remedies being sought was a reinstatement of furloughed employees and full back pay to furloughed employees. US Airways believed that its actions were permissible under force majeure clauses in the collective bargaining agreements and that it has valid defenses to the other allegations. Pursuant to the terms of the collective bargaining agreement between ALPA and US Airways as ratified on August 8, 2002, and between the AFA and US Airways as ratified on August 9, 2002, ALPA and the AFA each have withdrawn their grievances.

      ALPA also filed another grievance claiming that certain pilot furloughs and transfer of flying to US Airways Express carriers were impermissible under the scope provisions of the pilots' collective bargaining agreement. Among the remedies being sought was a reinstatement of the furloughed pilots and full back pay. An arbitration hearing was conducted in January 2002 and, in May 2002, the arbitrator ruled in US Airways' favor.

Item 3. Defaults Upon Senior Securities

      In connection with its comprehensive effort to restructure its costs, the Company began implementing a strategic initiative in late June 2002 involving deferrals of selected payments. The payment deferrals are related primarily to amounts owed to aircraft lessors and lenders for aircraft that had already been grounded and selected older Boeing aircraft in service that have been targeted as part of the restructuring process, including any such aircraft financed with the proceeds of public debt. As a result of these deferrals, as of June 30, 2002, the Company had fully matured events of default resulting from the violation of payment provisions for debt instruments related to 18 aircraft and lease rental payments related to one aircraft. The aggregate principal amount of the debt secured by the 18 aircraft described in the preceding sentences was $172 million, and is reflected under the caption "Current maturities of long-term debt" on the Condensed Consolidated Balance Sheet as of June 30, 2002. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors.


Item 6.  Exhibits and Reports on Form 8-K

A.       Exhibits

 Designation                                   Description

 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.       Reports on Form 8-K

  Date of Report                              Subject of Report

August 11, 2002                    News releases disclosing that the Company
                                   has filed voluntary petitions for relief under Chapter 11 of Title 11 of the United
                                   States Code in the United States Bankruptcy
                                   Court for the Eastern District of Virginia and the approval of bridge orders by the same court.

August 8, 2002                     US Airways disclosed the information
                                   contained in a slide presentation to
                                   public bondholders on August 8, 2002.

August 8, 2002                     News release clarifying reports regarding
                                   the meeting with public bondholders held on August 8, 2002.

August 8, 2002                     News release disclosing that US Airways'
                                   ALPA pilots ratified its restructuring plan agreement on August 8, 2002.

August 8, 2002                     US Airways disclosed that a meeting with
                                   public bondholders was held on August 8, 2002, in New York.

August 6, 2002                     News release disclosing July 2002
                                   performance for US Airways, Inc. including certain forward-looking information.

July 18, 2002                      News release disclosing the results of
                                   operations for both US Airways Group, Inc.
                                   and US Airways, Inc. for the three months and six months ended June 30, 2002 and selected operating and financial statistics for US Airways for the same periods.

July 10, 2002                      News release regarding conditional approval
                                   of US Airways, Inc.'s application for a
                                   $900 million federal loan guarantee by the Air Transportation Stabilization Board.

July 3, 2002                       News release disclosing June 2002
                                   performance for US Airways, Inc. including certain forward-looking information.

July 1, 2002                       News release announcing US Airways, Inc.
                                   completed the submission of its final
                                   application with the Air Transportation
                                   Stabilization Board for a $900 million
                                   federal loan guarantee of a $1 billion loan.

June 24, 2002                      News release regarding US Airways'
                                   implementation of a strategic initiative involving the deferrals of selected payments linked to the proposed consensual restructuring plan.

June 5, 2002                       News release disclosing May 2002
                                   performance for US Airways, Inc. including certain forward-looking information.

May 22, 2002                       News release regarding the participation of
                                   Dave N. Siegel, President and Chief
                                   Executive Officer of US Airways, in a
                                   series of meetings to update US Airways' employees on the financial outlook of US Airways Group and its subsidiaries, the restructuring process and the status of the loan application with the Air
                                   Transportation Stabilization Board.


                                   Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                US Airways, Inc. (Registrant)


Date: August 16, 2002                           By: /s/ Anita P. Beier
                                                   --------------------------
                                                   Anita P. Beier
                                                   Vice President and Controller
                                                   (Chief Accounting Officer)

                                                                  Exhibit 99.1

                   Certification of CEO and CFO Pursuant to
                            18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Report on Form 10-Q of US Airways, Inc. (US Airways) for the quarterly period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (Report), David N. Siegel, as President and Chief Executive Officer of US Airways, and Neal S. Cohen, as Chief Financial Officer of US Airways, each hereby certifies, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of US Airways.

/s/ David N. Siegel
------------------------------------
Name:    David N. Siegel
Title:   President and Chief Executive Officer
Date:    August 16, 2002

/s/ Neal S. Cohen
------------------------------------
Name:    Neal S. Cohen
Title:   Chief Financial Officer
Date:    August 16, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by US Airways for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.