Form 10-Q
period 2002-09-30
US AIRWAYS INC
filed 2002-11-15
CIK 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

US Airways, Inc.

(DEBTOR AND DEBTOR-IN-POSSESSION)
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
                                                                 Yes    X                     No

     As of October 31, 2002 there were outstanding 1,000 shares of common stock of US Airways, Inc.

US Airways, Inc.
Debtor and Debtor-in-Possession
Form 10-Q
Quarterly Period Ended September 30, 2002

Table of Contents
Part I.	Financial Information	Page
Item 1.	Financial Statements-US Airways, Inc.

     On August 11, 2002, US Airways, Inc. (US Airways) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia Alexandria Division (Case No. 02-83985-SSM). The reorganization case is being administered under the caption "In re US Airways Group, Inc., et al., Case No.02-83984-SSM." Please see Note 1 to the Condensed Consolidated Financial Statements.

	Condensed Consolidated Statements of Operations
	- Three Months and Nine Months Ended September 30, 2002 and 2001	1
	Condensed Consolidated Balance Sheets
	- September 30, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Cash Flows
	- Nine Months Ended September 30, 2002 and 2001	3
	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	17
	Results of Operations	29
	Liquidity and Capital Resources	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1.	Legal Proceedings	39

Item 3.	Defaults Upon Senior Securities	39

Item 6.	Exhibits and Reports on Form 8-K	40

Signature		41

Certifications		42

US Airways, Inc.
(Debtor and Debtor-in-Possession)
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2002 and 2001 (unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Operating Revenues
Passenger transportation	$1,310	$1,569	$4,055	$5,384
US Airways Express transportation revenues	269	235	790	753
Cargo and freight	34	36	103	125
Other	122	140	372	437
Total Operating Revenues	1,735	1,980	5,320	6,699

Operating Expenses
Personnel costs	681	905	2,317	2,683
Aviation fuel	197	263	539	852
Aircraft rent	120	132	361	385
Other rent and landing fees	104	107	301	334
Aircraft maintenance	65	102	212	333
Other selling expenses	66	80	224	280
Depreciation and amortization	66	86	209	273
Commissions	22	60	95	215
Asset impairments and other special charges	-	712	(3)	734
Airline stabilization act grant	3	(319)	3	(319)
US Airways Express capacity purchases	278	239	813	701
Other	315	354	964	1,155
Total Operating Expenses	1,917	2,721	6,035	7,626

Operating Income (Loss)	(182)	(741)	(715)	(927)

Other Income (Expense)
Interest income	7	17	25	60
Interest expense	(79)	(75)	(246)	(220)
Interest capitalized	-	1	3	8
Merger termination fee	-	50	-	50
Reorganization items, net	(108)	-	(120)	-
Other, net	(11)	(8)	(13)	(3)
Other Income (Expense), Net	(191)	(15)	(351)	(105)

Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(373)	(756)	(1,066)	(1,032)
Provision (Credit) for Income Taxes	(15)	-	(185)	(90)

Income (Loss) Before Cumulative Effect
of Accounting Change	(358)	(756)	(881)	(942)

Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes	-	-	-	7

Net Income (Loss)	$(358 ==== )	$(756 ==== )	$(881 ==== )	$(935 ==== )

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
(Debtor and Debtor-in-Possession)
Condensed Consolidated Balance Sheets
September 30, 2002 (unaudited) and December 31, 2001
(in millions)

ASSETS	September 30, 2002	December 31, 2001
Current Assets
Cash and cash equivalents	$865	$537
Short-term investments	25	485
Restricted cash	157	-
Receivables, net	285	272
Receivables from related parties, net	107	155
Materials and supplies, net	188	193
Prepaid expenses and other	92	151
Total Current Assets	1,719	1,793

Property and Equipment
Flight equipment	5,160	7,223
Ground property and equipment	1,135	1,167
Less accumulated depreciation and amortization	(2,094)	(3,924)
	4,201	4,466
Purchase deposits for flight equipment	-	28
Total Property and Equipment	4,201	4,494

Other Assets
Goodwill	531	531
Pension assets	431	411
Other intangibles, net	304	343
Receivable from parent company	66	43
Restricted cash	277	144
Other assets, net	163	182
Total Other Assets	1,772	1,654
	$7,692 ====	$7,941 ====
LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt and DIP Facility	$300	$159
Accounts payable	176	598
Traffic balances payable and unused tickets	907	817
Accrued aircraft rent	72	249
Accrued salaries, wages and vacation	268	367
Other accrued expenses	334	742
Total Current Liabilities	2,057	2,932
Noncurrent Liabilities
Long-term debt, net of current maturities	-	3,515
Accrued aircraft rent	-	293
Deferred gains, net	-	585
Postretirement benefits other than pensions	1,541	1,473
Employee benefit liabilities and other	1,811	1,773
Total Noncurrent Liabilities	3,352	7,639
Liabilities Subject To Compromise	5,722	-
Commitments and Contingencies
Stockholder's Equity (Deficit)
Common stock	-	-
Paid-in capital	2,661	2,611
Retained earnings (deficit)	(3,706)	(2,826)
Receivable from parent company	(2,262)	(2,262)
Accumulated other comprehensive income, net of income tax effect	(132)	(153)
Total Stockholder's Equity (Deficit)	(3,439)	(2,630)
	$7,692 ====	$7,941 ====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
(Debtor and Debtor-in-Possession)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2001 (unaudited)
(in millions)

	2002	2001

Net cash provided by (used for) operating activities	$(212)	$158

Reorganization items, net	(31)	-

Cash flows from investing activities
Capital expenditures	(121)	(1,061)
Proceeds from dispositions of property	95	42
Decrease (increase) in short-term investments	454	300
Decrease (increase) in restricted cash	(289)	(41)
Funding of parent company's aircraft purchase deposits	-	(37)
Merger of USLM Corporation	54	-
Other	6	7
Net cash provided by (used for) investing activities	199	(790)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	-	344
Proceeds from issuance of long-term debt	149	578
Proceeds from issuance of DIP financing	375	-
Principal payments on long-term debt and capital lease obligations	(77)	(272)
Principal payments on DIP financing	(75)	-
Net cash provided by (used for) financing activities	372	650

Net increase (decrease) in cash and cash equivalents	328	18
Cash and cash equivalents at beginning of period	537	496
Cash and cash equivalents at end of period	$865 ===	$514 ===

Noncash investing and financing activities
Flight equipment acquired through issuance of debt	$77	$-
Reduction of parent company receivable-assignment of aircraft purchase rights by parent company	$-	$121
Capital lease obligation incurred	$-	$32

Supplemental Information
Interest paid during the period, net of amount capitalized	$184	$237
Income taxes paid (received) during the period	$(173)	$(106)

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Debtor and Debtor-in-Possession
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Proceedings Under Chapter 11 of the Bankruptcy Code

     Chapter 11 Reorganization

     In light of recent severe financial losses and as previously announced, US Airways, Inc.'s (US Airways or the Company) management has undertaken a comprehensive restructuring effort to achieve cost competitiveness through economic concessions from key stakeholders, such as employees, aircraft lenders and lessors and other vendors in order to allow the Company to reduce costs, create financial flexibility and restore its long-term viability and profitability. Despite extensive negotiations and substantial progress in obtaining concessions, the Company was unable to achieve sufficient cost savings from a sufficient number of its key stakeholders to enable it to restructure on a consensual basis outside of Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). Accordingly, faced with declining seasonal revenues and cash flow, the Company determined it was necessary to file for relief under Chapter 11 as a means of completing the restructuring process and putting the Company in a position to return to profitability.

     On August 11, 2002 (Petition Date), US Airways filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court or Court) (Case No. 02-83985-SSM). On the same date, US Airways Group, Inc. (US Airways Group), US Airways' parent company, and six of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors cases are being jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." US Airways will continue to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     At hearings held on August 12, 2002, the Bankruptcy Court granted US Airways' first day motions for various relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting authority to US Airways to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the Debtors' Dividend Miles program and its ticketing programs; and (d) honor obligations arising prior to the Petition Date related to the Company's interline, clearinghouse, code sharing and other similar agreements. The Bankruptcy Court also gave interim approval for $75 million of a proposed $500 million senior secured debtor-in-possession financing facility provided by Credit Suisse First Boston, Cayman Islands Branch, and Bank of America, N.A., with participation from Texas Pacific Group (Original DIP Facility). At that time, US Airways Group also announced its entry into a memorandum of understanding with Texas Pacific Group (TPG) for a $200 million equity investment upon emergence from bankruptcy (the TPG Investment). Such proposed investment was subject to higher or otherwise better offers.

     On September 26, 2002, US Airways Group entered into a definitive investment agreement with the Retirement Systems of Alabama (RSA) to be the proposed plan of reorganization equity sponsor superceding the TPG Investment. RSA will invest $240 million in cash and is expected to receive an equity ownership interest of approximately 37.5% in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to a confirmed plan of reorganization (the RSA Investment). The RSA Investment is subject to higher or otherwise better offers. US Airways

Group also accepted a commitment from RSA for a fully-underwritten $500 million debtor-in-possession financing facility on substantially the same terms as the Original DIP Facility (RSA DIP Facility or DIP Facility). The RSA Dip Facility replaced the Original DIP Facility. At hearings held on September 26, 2002, the Bankruptcy Court, among other things, granted interim approval of the RSA DIP Facility and allowed a $300 million draw on such funds, $75 million of which was used to repay amounts that had already been drawn on the Original DIP Facility. A final order approving the RSA DIP Facility was entered by the Bankruptcy Court on November 8, 2002. The obligations of RSA under the RSA Investment and the RSA DIP Facility may be performed and/or guaranteed by certain affiliates of RSA. See "Debtor-In-Possession Financing" and "RSA Investment" below for more information.

     Shortly after the Chapter 11 filing, US Airways began notifying all known or potential creditors of the Chapter 11 filing for the purpose of identifying and quantifying all pre-petition claims against the Company. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Company. Subject to certain exceptions under the Bankruptcy Code, US Airways' Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from US Airways, or to create, perfect or enforce any lien against the property of US Airways, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

     Notwithstanding the above general discussion of the automatic stay, however, US Airways' right to retain and operate certain aircraft, aircraft engines and other equipment defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless US Airways, within 60 days after the Petition Date (Section 1110 Deadline), agrees to perform all of the obligations (Section 1110 Agreement) under the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, US Airways' insolvency or other financial condition of the Debtors) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court. The provisions of section 1110 may materially impact US Airways' options with respect to its fleet optimization strategy.

     In order to address the fleet-related issues raised by Section 1110, US Airways has entered into various stipulations and agreements with its respective aircraft lessors and mortgagees including, but not limited to, stipulations to extend the Section 1110 Deadline (Section 1110 Deadline Extension) and Section 1110 Agreements. As of November 8, 2002, 129 of US Airways' 311 pre-petition operating aircraft were subject to a Section 1110 Agreement and 28 were subject to a Section 1110 Deadline Extension. In addition, as of November 8, 2002, US Airways has rejected or abandoned 75 aircraft, including 51 aircraft that were parked prior to the Petition Date. With respect to certain aircraft that are not subject to Section 1110 Deadline Extensions or Section 1110 Agreements, US Airways is in negotiations with certain aircraft lessors and/or mortgagees with respect to such aircraft over the disposition or use of such aircraft, and the appropriate economic terms of such disposition or use. In the event such negotiations are unsuccessful and such lessors or mortgagees exercise remedies under the relevant aircraft documents to take possession of such aircraft, US Airways' business may be materially and adversely affected.

     US Airways has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of its plan. Such periods may be extended by the Bankruptcy Court for cause. If US Airways' exclusivity period lapses, any party in interest may file a plan of reorganization for US Airways. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in US Airways if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class-i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

     Although US Airways expects to file a reorganization plan that provides for emergence from Chapter 11 in March 2003, there can be no assurance that a reorganization plan will be proposed by US Airways or confirmed by the Court, or that any such plan will be consummated.

     Under section 365 of the Bankruptcy Code, US Airways may assume, assume and assign, or reject executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves US Airways of its future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against US Airways for damages. Generally, the assumption of an executory contract or unexpired lease requires US Airways to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Company expects that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of damage claims created by US Airways' rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown as subject to compromise to liabilities not subject to compromise. On November 7, 2002, the Court extended the deadline under section 365(d)(4) of the Bankruptcy Code to assume or reject nonresidential leases of real property through March 31, 2003.

     Moreover, section 554 of the Bankruptcy Code provides a mechanism by which US Airways may abandon property if it is no longer beneficial to the estates and its retention serves no purpose in effectuating the goals of the Bankruptcy Code. Abandonment constitutes a court-authorized divestiture of all of US Airways' interests in the property. Abandonment gives rise to potential claims against US Airways.

     Due to the uncertain nature of many of the potential rejection and abandonment-related claims, the Company is unable to project the magnitude of such claims with any degree of certainty at this time.

     The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

     As required by the Bankruptcy Code, the United States Trustee has appointed an official committee of unsecured creditors (the Official Committee). The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that the Official Committee will support US Airways' positions in the reorganization case or the plan of reorganization, once proposed, and disagreements between US Airways and the Official Committee could protract the reorganization case, could negatively impact US Airways' ability to operate during the Chapter 11 case, and could delay US Airways' emergence from Chapter 11.

     On September 25, 2002, US Airways filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of US Airways, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The deadline for filing proofs of claim with the Bankruptcy Court was November 4, 2002, with a limited exception for governmental entities, which have until February 7, 2003 to file proofs of claim. Differences between amounts scheduled by US Airways and claims by creditors will be investigated and resolved in connection with the claims resolution process. That process has commenced and, in light of the number of creditors of US Airways, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

     As of September 30, 2002, the Company had $890 million in unrestricted cash, cash equivalents and short-term investments and US Airways Group has a DIP Facility of up to $500 million ($300 million of which had been drawn as of September 30, 2002) to provide sufficient liquidity during the restructuring process. The ability of the Company, both during and after the Chapter 11 cases, to continue as a going-concern is dependent upon, among other things, (i) US Airways Group's ability to comply with the terms of the DIP Facility and any cash management orders entered by the Bankruptcy Court in connection with the Chapter 11 cases; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing including the loan guarantee under the Air Transportation Safety and System Stabilization Act (Stabilization Act); and (vi) the Company's ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going-concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the unaudited condensed consolidated financial statements.

     The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and retain key employees; limiting the Company's ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

     As a result of the filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before US Airways Group is entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and US Airways Group, as sole shareholder, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 case to each of these constituencies or what types or amounts of distributions, if any, they would receive. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company's liabilities.

     Debtor-In-Possession Financing

     On September 26, 2002, the Bankruptcy Court approved US Airways Group's designation of RSA as its proposed plan of reorganization equity sponsor and granted interim approval of the $500 million RSA DIP Facility on substantially the same terms as the Original DIP Facility. The Bankruptcy Court also granted US Airways Group the authority to borrow up to $300 million under the RSA DIP Facility. On September 27, 2002, US Airways Group borrowed $300 million under the RSA DIP Facility and used a portion of such funds to repay the $75 million that was outstanding under the Original DIP Facility. A final order approving the RSA DIP Facility was entered by the Bankruptcy Court on November 8, 2002.

     The RSA DIP Facility consists of a $250 million term loan facility and a $250 million revolving credit facility (with a $50 million letter of credit sub-facility) and is guaranteed by each of the Debtors (other than US Airways Group). The RSA DIP Facility is secured by first priority liens on all unencumbered present and future assets of the Debtors and by best priority available junior liens on all other assets of the Debtors, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of section 1110 of the Bankruptcy Code to the extent such financing agreements prohibit such junior liens. US Airways Group has the option of borrowing under the RSA DIP Facility at an interest rate of the prime rate plus 2.5% or LIBOR plus 4.0%.

     The maturity date of the RSA DIP Facility is the earlier of the effective date of a plan of reorganization of the Debtors or September 30, 2003. The RSA DIP Facility may be accelerated upon the occurrence of an event of default under the RSA DIP Facility and contains customary mandatory prepayment events including, among other things, the occurrence of certain asset sales and the issuance of certain debt or equity securities.

     In addition to the customary mandatory prepayment events, if a person other than RSA is determined to be the equity sponsor in the plan of reorganization (Winning Plan Sponsor) pursuant to the Court-approved bidding procedures, such determination would trigger a mandatory prepayment on the fifteenth day following the entry by the Court of an order approving such other person as the Winning Plan Sponsor. The amount of the mandatory prepayment that would be required of a person other than RSA that is designated as the Winning Plan Sponsor will be determined as follows: (i) if such Winning Plan Sponsor is acceptable to US Airways Group, as evidenced by delivery of an acceptance letter (which US Airways Group may elect to give in its sole discretion) to the proposed plan sponsor prior to the submission of a proposal by such person, then the portion of the RSA DIP Facility funded or guaranteed by RSA, up to a maximum of $100 million, is due and payable; and (ii) if a person other than RSA is determined to be the Winning Plan Sponsor pursuant to the Court-approved bidding procedures and US Airways Group determines that the Winning Plan Sponsor is not acceptable, as evidenced by the failure to deliver an acceptance letter (in its sole discretion) to the proposed plan sponsor prior to the submission of a proposal by such person, US Airways Group will be required to repay the entire outstanding principal amount under the RSA DIP Facility. Any qualified plan sponsor will be required to include in its proposal the prepayment of the RSA DIP Facility described above.

     The definitive documentation relating to the RSA DIP Facility contains covenants that will require US Airways Group to satisfy ongoing financial requirements including operating results, cash receipts and liquidity. Such covenants also limit, among other things, the Debtors' ability to borrow additional money, pay dividends and make additional corporate investments.

     Under the RSA DIP Facility, borrowing availability is determined by a formula based on a percentage of eligible assets. The eligible assets consist of certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property (including interests in certain airport facilities), takeoff and landing slots, ground equipment and accounts receivable. The underlying values of such assets may fluctuate periodically due to prevailing market conditions, and fluctuations in value may have an impact on the borrowing availability under the RSA DIP Facility. Availability may be further limited by additional reserves imposed by the administrative agent and the collateral agent as they deem necessary in their reasonable credit judgment.

     The remaining $200 million of availability under the RSA DIP Facility, subject to the limitations on borrowing availability discussed above, will be available to US Airways Group after certain conditions are met, including (i) the entry by the Bankruptcy Court of a final order approving the terms and conditions of the RSA DIP Facility documents; (ii) the minimum statutory and regulatory review periods shall have expired with respect to US Airways' marketing agreements with United Air Lines, Inc. (United) and neither the U.S. Department of Transportation nor any other applicable governmental authority or third party has filed any material objection to such marketing agreements which has not been resolved; (iii) (a) the receipt of written confirmation from the Air Transportation Stabilization Board (Stabilization Board) of its conditional approval for a $900 million loan guarantee (ATSB Guarantee) under the Stabilization Act, subject to confirmation by the Bankruptcy Court of a plan of reorganization reasonably acceptable to the Stabilization Board, (b) the approval by the Stabilization Board of a substantially final draft of the plan of reorganization and disclosure statement to be filed in the Cases, and (c) US Airways Group demonstrating to the reasonable satisfaction of RSA that it is likely to satisfy all of the conditions to the issuance of the ATSB Guarantee; and (iv) banks, financial institutions and other institutional lenders satisfactory to US Airways Group and RSA delivering commitments to lend at least the $100 million "at-risk" portion of the $1 billion Stabilization Board guaranteed loan. US Airways Group met the condition described in clause (i) above when the Bankruptcy Court entered a final order approving the RSA DIP Facility on November 8, 2002. With respect to the marketing agreements described in clause (ii) above, on October 2, 2002 the U.S. Department of Transportation announced that it had completed its review of US Airways' marketing agreements with United and had determined to end the statutory waiting period for such agreements.

     RSA Investment

     On September 26, 2002, US Airways Group entered into a definitive investment agreement with RSA to be the proposed plan of reorganization equity sponsor superceding the TPG Investment. RSA will invest $240 million in cash and is expected to receive an equity ownership interest of approximately 37.5% in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to a confirmed plan of reorganization. This percentage of equity ownership is subject to change based upon definitive agreements in the final plan of reorganization. If the RSA Investment is consummated in accordance with its terms, RSA is expected to have a voting interest of approximately 71% in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to a confirmed plan of reorganization and would hold five of 13 seats on US Airways Group's Board of Directors. The RSA Investment is subject to customary conditions to closing as well as the Company's achievement of certain financial and operational benchmarks. The Company cannot presently determine that such conditions and benchmarks will be met and that the RSA Investment will be consummated. As discussed above, the RSA Investment, if consummated, contemplates the cancellation of the Common Stock. The RSA Investment is subject to higher or otherwise better offers in accordance with bidding procedures approved by the Bankruptcy Court. The submission deadline for qualified competing plan proposals is Friday, November 15, 2002. The Company cannot predict the outcome of the bidding process.

     Notice and Hearing Procedures for Trading in Claims and Equity Securities

     In connection with US Airways Group's bankruptcy filing, on August 12, 2002, the Bankruptcy Court entered an interim order (Interim NOL Order) to assist the Debtors in monitoring and preserving their net operating losses (NOLs) by imposing certain notice and hearing procedures on trading in (i) claims against the Debtors (Claims) or (ii) equity securities in US Airways Group. In general, the Interim NOL Order applied to any person or entity that, directly or indirectly, beneficially owns, or was about to enter into a transaction pursuant to which it would directly or indirectly beneficially own, (i) an aggregate principal amount of Claims equal to or exceeding $50 million (including a lease or leases under which one or more of the Debtors are lessees and pursuant to which payments of $50 million or more, in the aggregate, are or will become due) or (ii) three million or more shares of the common stock of US Airways Group (Common Stock). Under the Interim NOL Order, such persons or entities were required to provide 30 calendar days advance notice to the Court, the Debtors, and Debtors' counsel prior to purchasing or selling any Claims or Common Stock, and the Debtors had 30 calendar days after receipt of such notice to object to any proposed transfer described therein. If the Debtors filed an objection, such transaction would not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. If the Debtors did not object within such 30 day period, such transaction may have proceeded solely as set forth in the notice. Moreover, the Interim NOL Order required that any person or entity who, directly or indirectly, beneficially owned $50 million or more in Claims or three million or more shares of Common Stock file and serve a notice setting forth the size of their holdings on or before the later of (i) 40 days after the effective date of the notice of entry of the Interim NOL Order or (ii) 10 days after becoming such a beneficial owner. Pursuant to the Interim NOL Order, any purchase, sale or other transfer of Claims or equity securities in the Company in violation of these procedures was null and void ab initio as an act in violation of the automatic stay under section 362 of the Bankruptcy Code.

     After holding a final hearing on the Interim NOL Order on September 26, 2002, the Bankruptcy Court entered the final order on October 2, 2002 (Final NOL Order), which modified certain aspects of the Interim Order. The modifications include, among others, (i) an increase from $50 million to $100 million of the Claims threshold amount for determining which creditors are subject to the notice and objection procedures of the Final NOL Order, and (ii) a decrease from 30 calendar days to 10 business days of the period during which the Debtors may object to a notice of proposed transfer of Claims or Common Stock. The Common Stock threshold amount for determining which equity holders are subject to the notice and objection procedures of the Final NOL Order remains unchanged from the Interim NOL Order.

     ATSB Loan

     As part of its restructuring efforts, US Airways sought and received conditional approval for a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a proposed $1 billion loan financing. US Airways applied for this loan and related guarantee in order to provide additional liquidity necessary to carry out its restructuring plan. The Stabilization Board's conditions to issuance of the ATSB Guarantee included, among other things, the execution and delivery of legally binding agreements acceptable to the Stabilization Board containing economic concessions from key stakeholders, as well as an agreement to issue a sufficient number of stock warrants to the Stabilization Board at a strike price acceptable to the Stabilization Board.

     The regulations promulgated pursuant to the Stabilization Act provide that an eligible borrower must be an air carrier that can demonstrate, to the satisfaction of the Stabilization Board, that it is not under bankruptcy protection or receivership when the Stabilization Board issues the guarantee, unless the guarantee and the underlying financial obligation are to be part of a bankruptcy court-certified reorganization plan. Subsequent to the Chapter 11 filings of US Airways Group and US Airways, the Stabilization Board issued a statement that its conditional approval of US Airways' application for the loan guarantee remains in effect. The Company continues to provide supplemental information to the Stabilization Board in connection with developing its plan of reorganization. The Company expects that closing on the ATSB Guarantee will require confirmation of a plan of reorganization in which the Company can achieve financial and operational benchmarks acceptable to the Stabilization Board.

2. Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways and US Airways Investment Management Company, Inc. (USIM), a former wholly-owned subsidiary of US Airways, through June 30, 2002. Effective July 1, 2002, USIM and USLM Corporation, a wholly-owned subsidiary of US Airways Group, were merged into US Airways. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways' Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001.

     Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Consolidated Financial Statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     These interim Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

     Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash used for reorganization items is disclosed separately in the Condensed Consolidated Statements of Cash Flows.

3.  Accounting Changes

     On January 1, 2002, US Airways adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). US Airways ceased amortization of goodwill upon adoption of SFAS 142 and will test goodwill annually for impairment. During the second quarter of 2002, US Airways completed its impairment analysis for goodwill and determined that an impairment does not exist. US Airways expects that year 2002 amortization expense will be favorably impacted by $19 million as a result of ceasing amortization of this asset.

     The following table provides information relating to US Airways' intangible assets subject to amortization (except where noted) as of September 30, 2002 (in millions):

	Original Cost	Accumulated Amortization
Airport take-off and landing slots	$184	$60
Airport gate leasehold rights	165	122
Capitalized software costs	211	160
Intangible pension asset (1)	86	-
Total	$646 ===	$342 ===
(1) Not subject to amortization.

     The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots, and over the term of the lease for airport gate leasehold rights on a straight-line basis and included in Depreciation and amortization on the Condensed Consolidated Statements of Operations. Capitalized software costs are amortized over five years on a straight-line basis and included in Depreciation and amortization. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." For the three months and nine months ended September 30, 2002, US Airways recorded amortization expense of $12 million and $39 million, respectively, related to these intangible assets. US Airways expects to record annual amortization expense of $48 million in 2003; $25 million in 2004; $16 million in 2005; $13 million in 2006; and $10 million in 2007 related to these intangible assets.

     US Airways' goodwill balance as of January 1, 2002 was $531 million, which is no longer subject to amortization. Results for the three months and nine months ended September 30, 2001, as adjusted, assuming the discontinuation of amortization of goodwill, are shown below (in millions):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Reported net loss	$(756)	$ (935)
Goodwill amortization	5	14
Adjusted net loss	$(751) ===	$ (921) ===

     On January 1, 2001, US Airways adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders' equity (deficit). Upon adoption of SFAS 133, US Airways began to account for its heating oil swap contracts, which were used to hedge against jet fuel price increases, as cash flow hedges, as defined by SFAS 133. The fair value of the heating oil swaps on January 1, 2001, which was $2 million, was recorded as an asset on US Airways' balance sheet as part of the transition adjustment related to US Airways' adoption of SFAS 133. The offset to this balance sheet adjustment was primarily an increase to "Accumulated other comprehensive income (loss)," a component of stockholders' equity (deficit). US Airways holds warrants in various e-commerce companies and holds stock options in Sabre Holdings Corporation, which are accounted for in accordance with SFAS 133. Also upon adoption of SFAS 133, US Airways recorded an asset of $12 million for these stock options and warrants as part of the transition adjustment. The offset to this was a $7 million credit, net of income taxes, to US Airways' cumulative effect of an accounting change.

4.  Comprehensive Income (Loss)

     Comprehensive income (loss) was $(362) million and $(755) million for the three months ended September 30, 2002 and 2001, respectively, and $(859) million and $(933) million for the nine months ended September 30, 2002 and 2001, respectively. Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income (loss) includes changes in the fair value of US Airways' available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

5.  Operating Segments and Related Disclosures

     US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways. The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's wholly-owned regional airlines and from marketing agreements with three non-owned US Airways Express air carriers that operate under capacity purchase agreements. All Other (as presented in the table below) reflects the activity of USIM through June 30, 2002.

     Financial information for each reportable operating segment is set forth below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Operating Revenues:
US Airways	$1,466	$1,745	$4,530	$5,946
US Airways Express	269	235	790	753
	$1,735	$1,980	$5,320	$6,699
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change:
US Airways	$(364)	$(760)	$(1,044)	$(1,108)
US Airways Express	(9)	(4)	(24)	52
All Other	-	8	2	24
	$(373 ==== )	$(756 ==== )	$(1,066 ==== )	$(1,032 ====	)

6.  Income Taxes

     During 2001, the Company recognized a valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act), the Company will recognize an income tax credit not to exceed the Company's carryback potential. The Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in the first quarter of 2002 includes $53 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment. The remainder of the tax credit recorded in the first nine months of 2002 is based on the estimated annual effective tax rate for 2002 of 12% exclusive of benefit related to 2001. The Company continues to record a valuation allowance against its net deferred tax asset which limits the 2002 tax credit. The effective tax rate was 33% for the first six months of 2001 after which the Company recorded a valuation allowance. The tax credit for the first six months of 2001 results from the tax benefits associated with the pretax losses offset by the tax effects of the Company's permanent tax differences.

 7.  Commitments to Purchase Flight Equipment

     As of September 30, 2002, US Airways Group, the parent company of US Airways, had 37 A320-family aircraft on firm order scheduled for delivery in the years 2005 through 2009, 173 purchase right aircraft which may be converted to firm order and options for 72 additional aircraft. In addition, US Airways Group had one A330-300 aircraft on firm order, scheduled for delivery in 2007, and options for 20 additional aircraft. As of September 30, 2002, the minimum determinable payments associated with the Company's acquisition agreements for firm-order Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated to be $4 million in 2003, $14 million in 2004, $96 million in 2005, $598 million in 2006 and $1.30 billion thereafter. The minimum determinable payments by year reflect the deferral of four A321 aircraft previously scheduled for delivery in the latter half of 2002 to 2006.

8.  Reorganization Items, Net

     Reorganization items, net represents amounts incurred as a direct result of the Company's Chapter 11 filing and are presented separately in the Company's Condensed Consolidated Statement of Operations. Such items consist of the following (dollars in millions):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Loss on aircraft abandonment/rejection a)	$66	$66
Professional fees	27	39
DIP Financing related expenses	14	14
Write off of unamortized debt issuance costs	2	2
Interest income on accumulated cash balances	(1)	(1)
	$108 ===	$120 ===

a) Includes owned aircraft (34 F-100s, two B757-200s and one B737-400) that were legally abandoned as part of US Airways' Chapter 11 reorganization. Related aircraft liabilities were adjusted for each aircraft's expected allowed collateral value.

9. Liabilities Subject to Compromise

     Under the Bankruptcy Code certain claims against US Airways in existence prior to the Petition Date are stayed while US Airways continues operating as a debtor-in possession. US Airways has received approval from the Court to (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the Debtors' Dividend Miles program and its ticketing programs; and (d) honor obligations arising prior to the Petition Date related to the Company's interline, clearinghouse, code sharing and other similar agreements. Substantially all other pre-petition liabilities not mentioned above have been classified as Liabilities subject to compromise in the unaudited Condensed Consolidated Balance Sheets. Adjustments to these liabilities may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events.

     Shortly after the Chapter 11 filing, US Airways began notifying all known or potential creditors of the filing for the purpose of identifying all pre-petition claims against the Company. Amounts that US Airways has recorded may be different than amounts filed by its creditors. The number and amount of allowable claims cannot be presently ascertained. The claims reconciliation process may result in adjustments to allowable claims.

     The following table summarizes the components of Liabilities subject to compromise included in US Airways' Condensed Consolidated Balance Sheets as of September 30, 2002 (in millions):

Debt	$3,688
Aircraft-related accruals and deferrals	1,037
Accounts payable	358
Other accrued expenses	335
Noncurrent employee benefit liabilities and other	304
Total liabilities subject to compromise	$5,722 ====

10.  Unusual Items

     (i)  Asset Impairments and Other Special Charges

          Asset impairments and other special charges included within the Company's Condensed Consolidated Statements of Operations includes the following components (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2002		2001		2002			2001
Aircraft impairments and related charges		$-	$617	a)	$-			$639	b)
Employee severance including benefits		-	75	c)	$(3)		c)	75	c)
Other (leasehold improvement and future lease commitments		-	20	d)	-			20	d)
	$	- =	$712 ===		(3 ==	)		734 ===

a)  During August 2001, US Airways conducted an impairment analysis in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) on its 36 F-100 aircraft, 16 MD-80 aircraft and 39 B737-200 aircraft as a result of changes to the fleet plan as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values. In accordance with SFAS 121, the carrying values were reduced to fair market value. This analysis resulted in a pre-tax charge of $403 million. In the aftermath of September 11, 2001, US Airways elected to accelerate the retirement of the aforementioned aircraft. All B737-200 aircraft retirements were accelerated to the end of 2001 while the last F-100s and MD-80s were retired in March 2002. Based on this, US Airways conducted another impairment analysis which revealed that these aircraft were impaired. This culminated in an additional pre-tax charge of $173 million largely reflecting the further diminution in value of used aircraft arising from the events of September 11, 2001. Management estimated fair market value using third-party appraisals, published sources and recent sales and leasing transactions. As a result of the events of September 11, 2001, US Airways reviewed other aircraft-related assets which resulted in a pre-tax charge of $15 million as certain aircraft assets had carrying values in excess of their fair value less cost to sale. Management estimated fair value considering recent sales and leasing transactions. US Airways also recognized a pre-tax charge of $26 million in connection with the write-down to lower of cost or market of surplus parts for the F-100, B737-200 and MD-80 fleets. Management estimated market value based on recent sales activity related to these parts.

b)  In addition to the items in footnote a) above, US Airways recognized a pre-tax impairment charge of $22 million in connection with the planned retirement of five B737-200 aircraft due to a third-party's early return of certain leased B737-200 aircraft, and early retirement of certain other B737-200s during the quarter ended March 31, 2001.

c)  In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways' headcount reduction was largely accomplished through involuntary termination/furloughs. US Airways paid involuntary termination/furlough benefits based on each employee group's applicable policy. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally receive extended benefits (e.g. medical, dental, life insurance) but forego their furlough pay benefit. In accordance with Emerging Issues Task Force 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter of 2001. In the quarter ended June 30, 2002, the Company recognized a $3 million reduction in accruals related to the involuntary severance primarily as a result of an agreement reached with the US Airways pilot group.

d)  US Airways recognized a pre-tax charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pre-tax charge of $7 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date or aircraft park date.

(ii)  Airline Grant

          On September 22, 2001, President George W. Bush signed into law the Stabilization Act which provides, among other things, for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001. Through December 31, 2001, the Company had received approximately $255 million from the U.S. Government under the Stabilization Act. The Company received its final payments during the first nine months of 2002 totaling $52 million which resulted in an adjustment to the remaining receivable by $3 million. The payments partially compensate the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

(iii)  Merger Termination Fees

     On July 27, 2001, the U.S. Department of Justice announced its intention to file suit to block the proposed merger of US Airways Group with a wholly-owned subsidiary of UAL Corporation (UAL), United's parent corporation. As a result, US Airways Group, UAL and Yellow Jacket Acquisition Corp. (the UAL wholly-owned subsidiary formed for the purpose of this merger) entered into a termination agreement on July 27, 2001 with respect to that certain Agreement and Plan of Merger, dated as of May 23, 2000, as amended, among the parties. In connection with such termination agreement, UAL paid $50 million to US Airways.

Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of US Airways Group and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. This amount is included in Other, net on the Company's condensed consolidated statements of operations.

(iv)  Reorganization Items, Net

     The Company is recording costs incurred as a direct result of the Chapter 11 filing in Reorganization items, net on the Company's Condensed Consolidated Statement of Operations. See Note 8 above.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.

                                                                         General Information

     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.'s (US Airways Group) and US Airways, Inc.'s (US Airways or the Company) Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 2001. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

     On August 11, 2002, (Petition Date) US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court or Court). The reorganization case is being administered under the caption "In re US Airways Group, Inc., et al." Case No. 02-83985-SSM."

     As a result of the filing, US Airways is now periodically required to file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by the Bankruptcy code, as well as certain financial information on an unconsolidated basis.

     Such materials will be prepared according to requirements of the Bankruptcy Code. While they accurately provide then-current information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in US Airways' consolidated financial statements filed under the securities laws. Accordingly, US Airways believes that the substance and format of such materials do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements.

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

     Certain of the information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company's current views with respect to current events and financial performance. Such forward looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going-concern; the ability of the Company to comply with the terms of the DIP Facility; the Company's ability to obtain Court approval with respect to motions in the Chapter 11 case prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 cases on the Company's liquidity or results of operations; the ability of the Company to fund and execute its business plan; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing costs; aviation fuel costs; security-related costs; competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation and regulation; consumer perceptions of the Company's products; acts of war or terrorism; and other risks and uncertainties listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

     Chapter 11 Reorganization

     In light of recent severe financial losses and as previously announced, US Airways' management has undertaken a comprehensive restructuring effort to achieve cost competitiveness through economic concessions from key stakeholders, such as employees, aircraft lenders and lessors and other vendors in order to allow the Company to reduce costs, create financial flexibility and restore its long-term viability and profitability. Despite extensive negotiations and substantial progress in obtaining concessions, the Company was unable to achieve sufficient cost savings from a sufficient number of its key stakeholders to enable it to restructure on a consensual basis outside of Chapter 11 of the Bankruptcy Code. Accordingly, faced with declining seasonal revenues and cash flow, the Company determined it was necessary to file for relief under Chapter 11 as a means of completing the restructuring process and putting the Company in a position to return to profitability.

     On August 11, 2002, US Airways filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case No. 02-83985). On the same date, US Airways Group, US Airways parent company, and six of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors cases are being jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." US Airways will continue to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     At hearings held on August 12, 2002, the Bankruptcy Court granted US Airways' first day motions for various relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting authority to US Airways to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the Debtors' Dividend Miles program and its ticketing programs; and (d) honor obligations arising prior to the Petition Date related to the Company's interline, clearinghouse, code sharing and other similar agreements. The Bankruptcy Court also gave interim approval for $75 million of a proposed $500 million senior secured debtor-in-possession financing facility provided by Credit Suisse First Boston, Cayman Islands Branch, and Bank of America, N.A., with participation from Texas Pacific Group (Original DIP Facility). At that time, US Airways Group also announced its entry into a memorandum of understanding with Texas Pacific Group (TPG) for a $200 million equity investment upon emergence from bankruptcy (the TPG Investment). Such proposed investment was subject to higher or otherwise better offers.

     On September 26, 2002, US Airways Group entered into a definitive investment agreement with the Retirement Systems of Alabama (RSA) to be the proposed plan of reorganization equity sponsor superceding the TPG Investment. RSA will invest $240 million in cash and is expected to receive an equity ownership interest of approximately 37.5% in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to a confirmed plan of reorganization (the RSA Investment). The RSA Investment is subject to higher or otherwise better offers. US Airways Group also accepted a commitment from RSA for a fully-underwritten $500 million debtor-in-possession financing facility on substantially the same terms as the Original DIP Facility (RSA DIP Facility or DIP Facility). The RSA DIP Facility replaced the Original DIP Facility. At hearings held on September 26, 2002, the Bankruptcy Court, among other things, granted interim approval of the RSA DIP Facility and allowed a $300 million draw on such funds, $75 million of which was used to repay amounts that had already been drawn on the Original DIP Facility. A final order approving the RSA DIP Facility was entered by the Bankruptcy Court on November 8, 2002. The obligations of RSA under the RSA Investment and the RSA DIP Facility may be performed and/or guaranteed by certain affiliates of RSA. See "Debtor-In-Possession Financing" and "RSA Investment" below for more information.

     Shortly after the Chapter 11 filing, US Airways began notifying all known or potential creditors of the Chapter 11 filing for the purpose of identifying and quantifying all pre-petition claims against the Company. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Company. Subject to certain exceptions under the Bankruptcy Code, US Airways' Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from US Airways, or to create, perfect or enforce any lien against the property of US Airways, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

     Notwithstanding the above general discussion of the automatic stay, however, US Airways' right to retain and operate certain aircraft, aircraft engines and other equipment defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless US Airways, within 60 days after the Petition Date (Section 1110 Deadline), agrees to perform all of the obligations (Section 1110 Agreement) under the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, US Airways' insolvency or other financial condition of the Debtors) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court. The provisions of section 1110 may materially impact US Airways' options with respect to its fleet optimization strategy.

     In order to address the fleet-related issues raised by Section 1110, US Airways has entered into various stipulations and agreements with its respective aircraft lessors and mortgagees including, but not limited to, stipulations to extend the Section 1110 Deadline (Section 1110 Deadline Extension) and Section 1110 Agreements. As of November 8, 2002, 129 of US Airways' 311 pre-petition operating aircraft were subject to a Section 1110 Agreement and 28 were subject to a Section 1110 Deadline Extension. In addition, as of November 8, 2002, US Airways has rejected or abandoned 75 aircraft, including 51 aircraft that were parked prior to the Petition Date. With respect to certain aircraft that are not subject to Section 1110 Deadline Extensions or Section 1110 Agreements, US Airways is in negotiations with certain aircraft lessors and/or mortgagees with respect to such aircraft over the disposition or use of such aircraft, and the appropriate economic terms of such disposition or use. In the event such negotiations are unsuccessful and such lessors or mortgagees exercise remedies under the relevant aircraft documents to take possession of such aircraft, US Airways' business may be materially and adversely affected.

     US Airways has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of its plan. Such periods may be extended by the Bankruptcy Court for cause. If US Airways' exclusivity period lapses, any party in interest may file a plan of reorganization for US Airways. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in US Airways if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class-i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

     Although US Airways expects to file a reorganization plan that provides for emergence from Chapter 11 in March 2003, there can be no assurance that a reorganization plan will be proposed by US Airways or confirmed by the Court, or that any such plan will be consummated.

     Under section 365 of the Bankruptcy Code, US Airways may assume, assume and assign, or reject executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves US Airways of its future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against US Airways for damages. Generally, the assumption of an executory contract or unexpired lease requires US Airways to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Company expects that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of damage claims created by US Airways' rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown as subject to compromise to liabilities not subject to compromise. On November 7, 2002, the Court extended the deadline under section 365(d)(4) of the Bankruptcy Code to assume or reject nonresidential leases of real property through March 31, 2003.

     Moreover, section 554 of the Bankruptcy Code provides a mechanism by which US Airways may abandon property if it is no longer beneficial to the estates and its retention serves no purpose in effectuating the goals of the Bankruptcy Code. Abandonment constitutes a court-authorized divestiture of all of US Airways' interests in the property. Abandonment gives rise to potential claims against US Airways.

     Due to the uncertain nature of many of the potential rejection and abandonment-related claims, the Company is unable to project the magnitude of such claims with any degree of certainty at this time.

     The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

     As required by the Bankruptcy Code, the United States Trustee has appointed an official committee of unsecured creditors (the Official Committee). The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that the Official Committee will support US Airways' positions in the reorganization case or the plan of reorganization, once proposed, and disagreements between US Airways and the Official Committee could protract the reorganization case, could negatively impact US Airways' ability to operate during the Chapter 11 case, and could delay US Airways' emergence from Chapter 11.

     On September 25, 2002, US Airways filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of US Airways, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The deadline for filing proofs of claim with the Bankruptcy Court was November 4, 2002, with a limited exception for governmental entities, which have until February 7, 2003 to file proofs of claim. Differences between amounts scheduled by US Airways and claims by creditors will be investigated and resolved in connection with the claims resolution process. That process has commenced and, in light of the number of creditors of US Airways, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

     As of September 30, 2002, the Company had $890 million in unrestricted cash, cash equivalents and short-term investments and US Airways Group has a DIP Facility of up to $500 million ($300 million of which had been drawn as of September 30, 2002) to provide sufficient liquidity during the restructuring process. The ability of the Company, both during and after the Chapter 11 cases, to continue as a going-concern is dependent upon, among other things, (i) US Airways Group's ability to comply with the terms of the DIP Facility and any cash management orders entered by the Bankruptcy Court in connection with the Chapter 11 cases; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing including the loan guarantee under the Air Transportation Safety and System Stabilization Act (Stabilization Act); and (vi) the Company's ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going-concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the unaudited condensed consolidated financial statements.

     The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and retain key employees; limiting the Company's ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

     As a result of the filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before US Airways Group is entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and US Airways Group, as sole shareholder, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 case to each of these constituencies or what types or amounts of distributions, if any, they would receive. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company's liabilities.

     Debtor-In-Possession Financing

     On September 26, 2002, the Bankruptcy Court approved US Airways Group's designation of RSA as its proposed plan of reorganization equity sponsor and granted interim approval of the $500 million RSA DIP Facility on substantially the same terms as the Original DIP Facility. The Bankruptcy Court also granted US Airways Group the authority to borrow up to $300 million under the RSA DIP Facility. On September 27, 2002, US Airways Group borrowed $300 million under the RSA DIP Facility and used a portion of such funds to repay the $75 million that was outstanding under the Original DIP Facility. A final order approving the RSA DIP Facility was entered by the Bankruptcy Court on November 8, 2002.

     The RSA DIP Facility consists of a $250 million term loan facility and a $250 million revolving credit facility (with a $50 million letter of credit sub-facility) and is guaranteed by each of the Debtors (other than US Airways Group). The RSA DIP Facility is secured by first priority liens on all unencumbered present and future assets of the Debtors and by best priority available junior liens on all other assets of the Debtors, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of section 1110 of the Bankruptcy Code to the extent such financing agreements prohibit such junior liens. US Airways Group has the option of borrowing under the RSA DIP Facility at an interest rate of the prime rate plus 2.5% or LIBOR plus 4.0%.

     The maturity date of the RSA DIP Facility is the earlier of the effective date of a plan of reorganization of the Debtors or September 30, 2003. The RSA DIP Facility may be accelerated upon the occurrence of an event of default under the RSA DIP Facility and contains customary mandatory prepayment events including, among other things, the occurrence of certain asset sales and the issuance of certain debt or equity securities.

     In addition to the customary mandatory prepayment events, if a person other than RSA is determined to be the equity sponsor in the plan of reorganization (Winning Plan Sponsor) pursuant to the Court-approved bidding procedures, such determination would trigger a mandatory prepayment on the fifteenth day following the entry by the Court of an order approving such other person as the Winning Plan Sponsor. The amount of the mandatory prepayment that would be required of a person other than RSA that is designated as the Winning Plan Sponsor will be determined as follows: (i) if such Winning Plan Sponsor is acceptable to US Airways Group, as evidenced by delivery of an acceptance letter (which US Airways Group may elect to give in its sole discretion) to the proposed plan sponsor prior to the submission of a proposal by such person, then the portion of the RSA DIP Facility funded or guaranteed by RSA, up to a maximum of $100 million, is due and payable; and (ii) if a person other than RSA is determined to be the Winning Plan Sponsor pursuant to the Court-approved bidding procedures and US Airways Group determines that the Winning Plan Sponsor is not acceptable, as evidenced by the failure to deliver an acceptance letter (in its sole discretion) to the proposed plan sponsor prior to the submission of a proposal by such person, US Airways Group will be required to repay the entire outstanding principal amount under the RSA DIP Facility. Any qualified plan sponsor will be required to include in its proposal the prepayment of the RSA DIP Facility described above.

     The definitive documentation relating to the RSA DIP Facility contains covenants that will require US Airways Group to satisfy ongoing financial requirements including operating results, cash receipts and liquidity. Such covenants also limit, among other things, the Debtors' ability to borrow additional money, pay dividends and make additional corporate investments.

     Under the RSA DIP Facility, borrowing availability is determined by a formula based on a percentage of eligible assets. The eligible assets consist of certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property (including interests in certain airport facilities), takeoff and landing slots, ground equipment and accounts receivable. The underlying values of such assets may fluctuate periodically due to prevailing market conditions, and fluctuations in value may have an impact on the borrowing availability under the RSA DIP Facility. Availability may be further limited by additional reserves imposed by the administrative agent and the collateral agent as they deem necessary in their reasonable credit judgment.

     The remaining $200 million of availability under the RSA DIP Facility, subject to the limitations on borrowing availability discussed above, will be available to US Airways Group after certain conditions are met, including (i) the entry by the Bankruptcy Court of a final order approving the terms and conditions of the RSA DIP Facility documents; (ii) the minimum statutory and regulatory review periods shall have expired with respect to US Airways' marketing agreements with United Air Lines, Inc. (United) and neither the U.S. Department of Transportation nor any other applicable governmental authority or third party has filed any material objection to such marketing agreements which has not been resolved; (iii) (a) the receipt of written confirmation from the Air Transportation Stabilization Board (Stabilization Board) of its conditional approval for a $900 million loan guarantee (ATSB Guarantee) under the Stabilization Act, subject to confirmation by the Bankruptcy Court of a plan of reorganization reasonably acceptable to the Stabilization Board, (b) the approval by the Stabilization Board of a substantially final draft of the plan of reorganization and disclosure statement to be filed in the Cases, and (c) US Airways Group demonstrating to the reasonable satisfaction of RSA that it is likely to satisfy all of the conditions to the issuance of the ATSB Guarantee; and (iv) banks, financial institutions and other institutional lenders satisfactory to US Airways Group and RSA delivering commitments to lend at least the $100 million "at-risk" portion of the $1 billion Stabilization Board guaranteed loan. US Airways

Group met the condition described in clause (i) above when the Bankruptcy Court entered a final order approving the RSA DIP Facility on November 8, 2002. With respect to the marketing agreements described in clause (ii) above, on October 2, 2002 the U.S. Department of Transportation announced that it had completed its review of US Airways' marketing agreements with United and had determined to end the statutory waiting period for such agreements.

     RSA Investment

     On September 26, 2002, US Airways Group entered into a definitive investment agreement with RSA to be the proposed plan of reorganization equity sponsor superceding the TPG Investment. RSA will invest $240 million in cash and is expected to receive an equity ownership interest of approximately 37.5% in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to a confirmed plan of reorganization. This percentage of equity ownership is subject to change based upon definitive agreements in the final plan of reorganization. If the RSA Investment is consummated in accordance with its terms, RSA is expected to have a voting interest of approximately 71% in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to a confirmed plan of reorganization and would hold five of 13 seats on US Airways Group's Board of Directors. The RSA Investment is subject to customary conditions to closing as well as the Company's achievement of certain financial and operational benchmarks. The Company cannot presently determine that such conditions and benchmarks will be met and that the RSA Investment will be consummated. As discussed above, the RSA Investment, if consummated, contemplates the cancellation of the Common Stock. The RSA Investment is subject to higher or otherwise better offers in accordance with bidding procedures approved by the Bankruptcy Court. The submission deadline for qualified competing plan proposals is Friday, November 15, 2002. The Company cannot predict the outcome of the bidding process.

     Notice and Hearing Procedures for Trading in Claims and Equity Securities

     In connection with US Airways Group's bankruptcy filing, on August 12, 2002, the Bankruptcy Court entered an interim order (Interim NOL Order) to assist the Debtors in monitoring and preserving their net operating losses (NOLs) by imposing certain notice and hearing procedures on trading in (i) claims against the Debtors (Claims) or (ii) equity securities in US Airways Group. In general, the Interim NOL Order applied to any person or entity that, directly or indirectly, beneficially owns, or was about to enter into a transaction pursuant to which it would directly or indirectly beneficially own, (i) an aggregate principal amount of Claims equal to or exceeding $50 million (including a lease or leases under which one or more of the Debtors are lessees and pursuant to which payments of $50 million or more, in the aggregate, are or will become due) or (ii) three million or more shares of the common stock of US Airways Group (Common Stock). Under the Interim NOL Order, such persons or entities were required to provide 30 calendar days advance notice to the Court, the Debtors, and Debtors' counsel prior to purchasing or selling any Claims or Common Stock, and the Debtors had 30 calendar days after receipt of such notice to object to any proposed transfer described therein. If the Debtors filed an objection, such transaction would not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. If the Debtors did not object within such 30 day period, such transaction may have proceeded solely as set forth in the notice. Moreover, the Interim NOL Order required that any person or entity who, directly or indirectly, beneficially owned $50 million or more in Claims or three million or more shares of Common Stock file and serve a notice setting forth the size of their holdings on or before the later of (i) 40 days after the effective date of the notice of entry of the Interim NOL Order or (ii) 10 days after becoming such a beneficial owner. Pursuant to the Interim NOL Order, any purchase, sale or other transfer of Claims or equity securities in the Company in violation of these procedures was null and void ab initio as an act in violation of the automatic stay under section 362 of the Bankruptcy Code.

     After holding a final hearing on the Interim NOL Order on September 26, 2002, the Bankruptcy Court entered the final order on October 2, 2002 (Final NOL Order), which modified certain aspects of the Interim Order. The modifications include, among others, (i) an increase from $50 million to $100 million of the Claims threshold amount for determining which creditors are subject to the notice and objection procedures of the Final NOL Order, and (ii) a decrease from 30 calendar days to 10 business days of the period during which the Debtors may object to a notice of proposed transfer of Claims or Common Stock. The Common Stock threshold amount for determining which equity holders are subject to the notice and objection procedures of the Final NOL Order remains unchanged from the Interim NOL Order.

     ATSB Loan

     As part of its restructuring efforts, US Airways sought and received conditional approval for a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a proposed $1 billion loan financing. US Airways applied for this loan and related guarantee in order to provide additional liquidity necessary to carry out its restructuring plan. The Stabilization Board's conditions to issuance of the ATSB Guarantee included, among other things, the execution and delivery of legally binding agreements acceptable to the Stabilization Board containing economic concessions from key stakeholders, as well as an agreement to issue a sufficient number of stock warrants to the Stabilization Board at a strike price acceptable to the Stabilization Board.

     The regulations promulgated pursuant to the Stabilization Act provide that an eligible borrower must be an air carrier that can demonstrate, to the satisfaction of the Stabilization Board, that it is not under bankruptcy protection or receivership when the Stabilization Board issues the guarantee, unless the guarantee and the underlying financial obligation are to be part of a bankruptcy court-certified reorganization plan. Subsequent to the Chapter 11 filings of US Airways Group and US Airways, the Stabilization Board issued a statement that its conditional approval of US Airways' application for the loan guarantee remains in effect.

     The Company continues to provide supplemental information to the Stabilization Board in connection with developing its plan of reorganization. The Company expects that closing on the ATSB Guarantee will require confirmation of a plan of reorganization in which the Company can achieve financial and operational benchmarks acceptable to the Stabilization Board.

                                                                  Other Restructuring Progress

     In the months following September 11, 2001, the Company moved to address its deteriorating liquidity position. Actions taken include an overall capacity reduction of approximately 23% from pre-September 11th levels (including the cessation of MetroJet operations), parking 111 aircraft resulting in the retirement of the MD-80, F-100 and B737-200 fleet types, furloughs of approximately 11,000 employees representing more than 20% of US Airways' work force, deferral of future Airbus aircraft deliveries, and completion of a $404 million secured financing in November 2001.

     Despite the actions taken in 2001, the impact of the September 11th terrorist attacks on the Company's liquidity position and the prospect, on a projected longer term basis, of a failure to experience full industry revenue recovery from the dramatic decline resulting from the September 11th terrorist attacks, had left the Company without sufficient liquidity to continue operations under its current cost structure for a sustained period of time. In response to this, in May 2002, the Company launched a comprehensive restructuring effort to restore long-term viability and profitability, enhance revenues and achieve cost competitiveness by obtaining concessions from key stakeholders that would allow it to reduce costs consistent with its reduced revenue generating capability and create financial flexibility. Through its restructuring efforts both up to and since the

Chapter 11 filing, the Company has taken actions to achieve these revenue enhancement and cost reduction goals.

Cost Reductions

     The Company has made significant progress in reducing labor costs and obtaining concessions from aircraft lenders and lessors, other creditors and certain other suppliers:

Employee participation

     US Airways has implemented pay and benefit reductions for its non-union employees and has ratified agreements with all of its organized labor groups. The ratified agreements for the labor groups are expected to result in average savings of $840 million annually over the 6.5 year term ended December 31, 2008. These savings estimates include the impact of contractual and inflationary cost increases that would have occurred during this period. For 2003, labor cost reductions are estimated to be approximately $650 million. In exchange for these concessions, the pilots represented by the Air Line Pilots Association, International (ALPA) and the mechanics and related employees and fleet service employees represented by the International Association of Machinist and Aerospace Workers (IAM) are each entitled to elect a member of US Airways Group's Board of Directors. Additionally, US Airways flight attendants who are represented by the Association of Flight Attendants (AFA) and US Airways flight crew training instructors, simulator engineers and flight dispatchers who are represented by the Transport Workers Union of America (TWU) will also jointly elect one member of US Airways Group's Board of Directors. The pilot agreement also provides the union membership with 17.5 million shares of restricted stock of US Airways Group and entitles them to exchange 11.5 million previously awarded options to purchase common stock for shares of restricted stock of US Airways Group. In bankruptcy, the form of securities may be modified to provide equivalent value (defined as 19.33% of the fully diluted common stock of US Airways Group). The ratified agreement with the Communication Workers of America (CWA), which represents US Airways passenger service employees, provides that employees covered under the CWA agreement will participate in a profit sharing plan, or, in the alternative, receive equity securities in US Airways Group upon its emergence from Chapter 11. The IAM, AFA and TWU agreements have a similar provision.

Fleet-related actions

     US Airways is further reducing its operating fleet by 32 aircraft, bringing the operating fleet from 311 aircraft at June 30, 2002, to 279 aircraft by early 2003. These aircraft are being returned to lessors and lenders as part of the Chapter 11 reorganization. These actions are necessary to better match passenger traffic demand with capacity levels. Under the restructured labor contract with its pilots, US Airways has the ability to reduce its operating fleet to 245 aircraft. Further fleet size reductions may be necessary if the current industry revenue downturn persists and/or if restructuring agreements cannot be reached with the lessors or lenders of aircraft targeted for restructuring. The Company is negotiating with these aircraft lessors and lenders to achieve favorable economic terms on the continued use of the remaining aircraft fleet. The Company estimates that cash savings in connection with restructured aircraft obligations and fleet reductions will generate between $425 million to $475 million in average annual savings through the 2008 period, including approximately $100 million related to rejection/abandonment of aircraft parked prior to the Petition Date. In connection with the Section 1110 Deadline discussed above, the Company is currently engaged in these negotiations and cannot predict the final outcome of this process.

Reduction-in-force

     In connection with the recent fleet-size reduction and other factors impacting the Company, including the revenue environment discussed below, US Airways has implemented a reduction-in-force and expects to recognize a severance charge during the fourth quarter of 2002.

Restructuring savings

     The Company has projected that the total savings from its restructuring efforts will average $1.4 billion to $1.6 billion per year for US Airways Group over the period through 2008. In addition to the employee cost reductions and restructured aircraft obligations discussed above, other savings are achieved from vendors, affiliates and others, along with expected process reengineering benefits. Over $1.3 billion in average annual savings has been implemented or identified in detail. For 2003, the Company anticipates approximately $1.3 billion in cash savings will be realized. The improvement in 2003 expenses, however, is expected to be approximately $1.0 billion compared to projected pre-restructured 2003 expenses due to timing differences in aircraft lease payments as well as differences in projected pension funding requirements and pension expenses. The estimated savings are subject to change with changes in the Company's operating environment and level of operations over the forecast period. As discussed below, the Company faces significant pension funding requirements in 2004 and beyond.

Revenue Initiatives and Environment

     In connection with its revenue enhancement efforts, the Company has made progress in its comprehensive marketing agreements with United and is increasing the number of regional jets flown by US Airways Express. However, the company is facing an extremely difficult revenue environment:

Marketing agreements

     US Airways reached comprehensive marketing agreements with United. The agreements have received approvals from the pilot unions for both US Airways and United and the statutory waiting period has expired without objection from the Department of Transportation. Once implemented, US Airways and United passengers will be able to contact either airline and make a single reservation that involves travel on either or both airlines (code share travel) through new streamlined ticketing, baggage handling and check-in procedures. In addition, US Airways and United customers will have the opportunity to earn and redeem Dividend Miles and Mileage Plus Miles on both airlines and members of either airline's airport club may access both airline's airport clubs. The first elements of the marketing agreements began October 14, 2002, with the introduction of reciprocal airport lounge access between the two carriers' club programs, as well as interline electronic ticketing. Other components of the agreements will be implemented over the next several months, including the ability for passengers to earn frequent flier miles on flights operated by either of the two airlines, which began November 1, 2002. The first code share flights are expected to begin in January 2003.

Regional jet growth

     US Airways' agreement with its pilots provides that it may operate up to 465 regional jets subject to certain restrictions. In October 2002, US Airways reached an agreement with Mesa Air Group to fly 20 additional 50-seat regional jets as part of the US Airways Express network, with the first of these aircraft expected to begin service in January 2003. All 20 of the regional jets are expected to be integrated into the US Airways Express network during 2003. In July 2002, US Airways signed a letter of intent with Midway Airlines to fly at least 18 50-seat Bombardier CRJ regional jets as part of US Airways Express. This agreement is contingent on several factors, including US Airways obtaining an equity interest in Midway over the course of the agreement. Pending resolution of a final agreement, these aircraft could enter service beginning in early 2003. US Airways is also in negotiations for up to 32 additional regional jets which would enter service in 2003.

Revenue environment

     The Company continues to face a weak revenue environment. The airline industry recovery that appeared to be underway earlier this year has stalled. As a result, airlines have consistently been offering steep discounts and attempts to raise prices have repeatedly failed in the face of competitive pressure. In light of its Chapter 11 filing on August 11, 2002, US Airways suffered additional revenue impact as passenger bookings deteriorated for a short period subsequent to the filing. In September, industry revenue also began declining versus previous, already depressed levels. If the current negative trends in industry revenues persist, or should there be another shock to industry demand due to acts of war or terrorism, the implications for the Company's recovery would be significant.

                                                                          Pension Plan Issues

     As a result of continuing declines in interest rates and the market value of the assets held in its defined benefit pension plans, the Company will be required to record an additional significant minimum pension liability as of December 31, 2002. The minimum pension liability would reflect the amount that the pension plans' accumulated benefit obligation exceeds the plans' assets in excess of amounts previously accrued for pension costs. The additional charge to stockholders' equity is expected to be between $700 million and $800 million. As of December 31, 2001, the Company's minimum pension liability reduced stockholders' equity by approximately $138 million. This charge to stockholders' equity is not expected to affect the Company's financial covenants in any of its debt agreements.

     US Airways has substantial cash funding requirements related to its employee defined benefit pension plans. Based on current forecasts, US Airways will be required to contribute approximately $3.1 billion for the years 2003 through 2009, including $52 million in 2003 and $900 million to $1.0 billion in 2004. Future funding requirements are dependent upon factors such as interest rate levels, changes to pension plan benefits, funded status, regulatory requirements for funding purposes and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements. As a result of these variable factors, actual future contributions may differ materially. US Airways believes its defined benefit pension plans are currently in compliance with all U.S. government funding requirements.

                                                                           Financial Overview

     For the third quarter of 2002, the Company's operating revenues were $1.7 billion, operating loss was $182 million, net loss was $358 million. For the comparative period in 2001, operating revenues were $2.0 billion, operating loss was $741 million, net loss was $756 million.

     For the first nine months of 2002, the Company's operating revenues were $5.3 billion, operating loss was $715 million, loss before cumulative effect of accounting change was $881 million. For the comparative period in 2001, operating revenues were $6.7 billion, operating loss was $927 million, loss before cumulative effect of accounting change was $942 million. The Company's results for the three and nine months ended September 30, 2002 and 2001 include unusual items (see discussion in "Results of Operations" below).

     Lower capacity and lower passenger fares have significantly impacted results for the three and nine months ended September 30, 2002. Results for 2001 were also impacted by passenger fare pressures, particularly after September 11th. The lower passenger fares resulted from declines in business traffic (which has higher yields than leisure traffic) which began early in 2001 and were exacerbated by the terrorist attacks of September 11th and have persisted through 2002. The airline industry has engaged in heavy price discounting since September 11th, and competition from low-fare carriers has intensified. While the Company has taken aggressive actions to reduce its costs since September 11th, including significant reductions in workforce and capacity (as measured by available seat miles or ASMs), many of the Company's costs are fixed over the intermediate to longer term, so that the Company is not able to reduce its costs as quickly as it is able to reduce its capacity. In addition to lower passenger fares, results for the three and nine months ended September 30, 2001 were adversely impacted by relatively high jet fuel prices.

Results of Operations

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1 of this report) and in "Selected US Airways Operating and Financial Statistics" below. Except where noted, operating statistics referred to below are for scheduled service only.

Three Months Ended September 30, 2002
Compared with the
Three Months Ended September 30, 2001

Operating Revenues-Passenger transportation revenues decreased $259 million or 16.5% due to a 11.9% decrease in RPMs and a 5.1% decrease in yield. The unfavorable yield result reflects a decline in business traffic as many companies have corporate travel restrictions in place as a result of generally weak economic conditions. In addition, the airline industry has continued to engage in heavy price discounting since September 11th. The decrease in RPMs is primarily due to the post-September 11th schedule reductions. US Airways Express Transportation Revenues increased 14.5% due to a 19.6% increase in RPMs partially offset by a 4.5% decrease in yield. Cargo and freight revenues decreased 5.6% primarily as a result of lower mail revenues, which reflect mail carriage restrictions imposed by the Federal Aviation Administration in the aftermath of September 11th. Other operating revenues decreased 12.9% due to lower lease revenue associated with surplus aircraft and other schedule-related revenues.

Operating Expenses-Excluding unusual items (see "Description of Unusual Items" below), the Company's operating expenses were lower by 17.8% on a capacity decrease of 12.8% at US Airways. Personnel costs decreased 24.8% due to lower headcount levels and wage rate and salary reductions. This was partially offset by increases in employee pension and benefit expenses. Aviation fuel decreased 25.1% due to lower average fuel prices and schedule-driven decreases in consumption. Aircraft rent decreased 9.1% as expense reductions from lease expirations were partially offset with lease expense associated with third quarter 2001 deliveries. Aircraft maintenance decreased 36.3% reflecting the retirement of older aircraft as well as the closure of the US Airways engine shop in Pittsburgh, PA. Other selling expenses decreased 17.5% due to sales volume driven decreases in credit card fees and computer reservation fees. Depreciation and amortization decreased 23.3% due to aircraft retirements partially offset by the purchase of new Airbus aircraft. In addition, the Company ceased amortizing its goodwill effective January 1, 2002 in connection with its adoption of Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This favorably impacted expenses by $5 million. Commissions decreased 63.3% due to lower ticket sales and the elimination of the base domestic commissions in March 2002. US Airways Express capacity purchases increased 16.3% due to an 18.4% increase in purchased ASMs. Other operating expenses decreased 11.0% due to decreases in schedule-related expenses including passenger food expenses, crew travel expenses and interrupted trip expenses. These decreases were partially offset by higher insurance expenses and higher security expenses.

Other Income (Expense)-Interest income decreased due to lower average investment balances and return rates quarter-over-quarter. Interest expense increased due to an increase in outstanding equipment financing.

Provision (Credit) for Income Taxes-During 2001, the Company recognized a valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act), the Company will recognize an income tax credit not to exceed the Company's carryback potential. The Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in the third quarter of 2002 of $15 million is based on the estimated annual effective tax rate for 2002 of 12% exclusive of benefits related to 2001 as a result of the Act. The Company continues to record a valuation allowance against its net deferred tax asset which limits the 2002 tax credit. For the three months ended September 30, 2001, the Company recorded a $288 million valuation allowance against its net deferred tax asset resulting in zero income tax expense for the quarter.

Nine Months Ended September 30, 2002
Compared with the
Nine Months Ended September 30, 2001

Operating Revenues-Passenger transportation revenues decreased $1.33 billion or 24.7% due to a 15.6% decrease in RPMs and a 10.8% decrease in yield. The unfavorable yield result reflects a decline in business traffic as many companies have corporate travel restrictions in place as a result of generally weak economic conditions. In addition, the airline industry has continued to engage in heavy price discounting since September 11th. The decrease in RPMs is primarily due to the post-September 11th schedule reductions. US Airways Express Transportation Revenues increased 4.9% due to a 19.8% increase in RPMs partially offset by a 12.3% decrease in yield. Cargo and freight revenues decreased 17.6% primarily as a result of lower mail revenues, which reflect mail carriage restrictions imposed by the Federal Aviation Administration in the aftermath of September 11th. Other operating revenues decreased 14.9% due to declines in revenue related to a marketing agreement with Galileo International, Inc. which ended June 30, 2001, revenue from third-party fuel sales (price-driven decline), lease revenue associated with surplus aircraft and other schedule-related revenues.

Operating Expenses- Excluding unusual items (see "Description of Unusual Items" below), the Company's operating expenses were lower by 16.3% on a capacity decrease of 17.3% at US Airways. Personnel costs decreased 13.6% due to lower headcount levels and wage rate and salary reductions. This was partially offset by increases in employee pension and benefit expenses and temporary increases in pilot wages. Effective May 1, 2002, most US Airways pilots received a 16% wage rate increase, pursuant to the "parity plus 1%" provision in their previous labor contract. The pilots new lower wage rates were effective July 1, 2002. Aviation fuel decreased 36.7% due to lower average fuel prices and schedule-driven decreases in consumption. Aircraft rent decreased 6.2% as expense reductions from lease expirations were partially offset with lease expense associated with 2001 deliveries. Other rent and landing fees decreased 9.9% due to schedule-driven reductions in landings and timing of certain credits received. Aircraft maintenance decreased 36.3% reflecting the retirement of older aircraft as well as the closure of the US Airways engine shop in Pittsburgh, PA. Other selling expenses decreased 20.0% due to sales volume driven decreases in credit card fees and computer reservation fees. Depreciation and amortization decreased 23.4% due to aircraft retirements partially offset by the purchase of new Airbus aircraft. In addition, the Company ceased amortizing its goodwill effective January 1, 2002 in connection with its adoption of SFAS 142, which favorably impacted expenses by $14 million. Commissions decreased 55.8% due to lower ticket sales and lower average commission rates. Commission rates decreased due to the elimination of the base domestic commissions in March 2002, increases in internet bookings which are less costly to the Company and generally lower maximum payments to travel agents implemented in August 2001. US Airways Express capacity purchases increased 16.0% due to a 21.3% increase in purchased ASMs. Other operating expenses decreased 16.5% due to decreases in schedule-related expenses including passenger food expenses, crew travel expenses and interrupted trip expenses. These decreases were partially offset by increased expenses related to purchases of capacity (ASMs) on regional jet affiliates, higher insurance expenses and higher security expenses.

Other Income (Expense)-Interest income decreased due to lower average investment balances and return rates. Interest expense increased due to an increase in outstanding equipment financing.

Provision (Credit) for Income Taxes- During 2001, the Company recognized a valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act), the Company will recognize an income tax credit not to exceed the Company's carryback potential. The Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in the first quarter of 2002 includes $53 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment. The remainder of the tax credit recorded in the first nine months of 2002 is based on the estimated annual effective tax rate for 2002 of 12% exclusive of benefit related to 2001. The Company continues to record a valuation allowance against its net deferred tax asset which limits the 2002 tax credit. The effective tax rate was 33% for the first six months of 2001 after which the Company recorded a valuation allowance. The tax credit for the first six months of 2001 results from the tax benefits associated with the pretax losses offset by the tax effects of the Company's permanent tax differences.

Cumulative Effect of Accounting Change, Net of Applicable Income Taxes-Effective January 1, 2001, US Airways adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders' equity (deficit).

                                                                  Description of Unusual Items

(i)  Special Charges

          Asset impairments and other special charges included within the Company's Condensed Consolidated Statements of Operations includes the following components (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2002		2001		2002			2001
Aircraft and related impairments		$-	$617	a)	$-			$639	b)
Employee severance including benefits		-	75	c)	$(3)		c)	75	c)
Other (leasehold improvement and future lease commitments)		-	20	d)	-			20	d)
	$	- =	$712 ===		(3 ==	)		734 ===

a)  During August 2001, US Airways conducted an impairment analysis in accordance with SFAS 121 on its 36 F-100 aircraft, 16 MD-80 aircraft and 39 B737-200 aircraft as a result of changes to the fleet plan as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values. In accordance with SFAS 121, the carrying values were reduced to fair market value. This analysis resulted in a pre-tax charge of $403 million. In the aftermath of September 11, 2001, the Company elected to accelerate the retirement of the aforementioned aircraft. All B737-200 aircraft retirements were accelerated to the end of 2001 while the last F-100s and MD-80s were retired in March 2002. Based on this, the Company conducted another impairment analysis which revealed that these aircraft were impaired. This culminated in an additional pre-tax charge of $173 million largely reflecting the further diminution in value of used aircraft arising from the events of September 11, 2001. Management estimated fair market value using third-party appraisals, published sources and recent sales and leasing transactions. As a result of the events of September 11, 2001, the Company reviewed other aircraft-related assets which resulted in a pre-tax charge of $15 million as certain aircraft assets had carrying values in excess of their fair value less cost to sale. Management estimated fair value considering recent sales and leasing transactions. US Airways also recognized a pre-tax charge of $26 million in connection with the write-down to lower of cost or market of surplus parts for the F-100, B737-200 and MD-80 fleets. Management estimated market value based on recent sales activity related to these parts.

b)  In addition to the items in footnote a) above, the Company recognized a pre-tax impairment charge of $22 million in connection with the planned retirement of five B737-200 aircraft due to a third-party's early return of certain leased B737-200 aircraft, and early retirement of certain other B737-200s during the quarter ended March 31, 2001.

c)  In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways' headcount reduction was largely accomplished through involuntary termination/furloughs. US Airways paid involuntary termination/furlough benefits based on each employee group's applicable policy. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally receive extended benefits (e.g. medical, dental, life insurance) but forego their furlough pay benefit. In accordance with Emerging Issues Task Force 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter of 2001. In the quarter ended June 30, 2002, the Company recognized a $3 million reduction in accruals related to the involuntary severance primarily as a result of an agreement reached with the US Airways pilot group.

d)  US Airways recognized a pre-tax charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pre-tax charge of $7 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date or aircraft park date.

(ii)  Airline Grant

     On September 22, 2001, President George W. Bush signed into law the Stabilization Act which provides, among other things, for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001. Through December 31, 2001, the Company had received approximately $255 million from the U.S. Government under the Stabilization Act. The Company received its final payments during the first nine months of 2002 totaling $52 million which resulted in an adjustment to the remaining receivable by $3 million. The payments partially compensate the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

(iii)  Merger Termination Fees

     On July 27, 2001, the U.S. Department of Justice announced its intention to file suit to block the proposed merger of the Company with a wholly-owned subsidiary of UAL Corporation (UAL), United's parent corporation. As a result, the Company, UAL and Yellow Jacket Acquisition Corp. (the UAL wholly-owned subsidiary formed for the purpose of this merger) entered into a termination agreement on July 27, 2001 with respect to that certain Agreement and Plan of Merger, dated as of May 23, 2000, as amended, among the parties. In connection with such termination agreement, UAL has paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of the Company and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. This amount is included in Other, net on the Company's condensed consolidated statements of operations.

(iv)  Reorganization Items, Net

     Reorganization items, net represents amounts incurred as a direct result of the Company's Chapter 11 filing and are presented separately in the Company's Condensed Consolidated Statement of Operations. Such items consist of the following (dollars in millions):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Loss on aircraft abandonment/rejection a)	$66	$66
Professional fees	27	39
DIP related expenses	14	14
Write off of unamortized debt issuance costs	2	2
Interest income on accumulated cash balances	(1)	(1)
	$108 ===	$120 ===

a) Includes owned aircraft (34 F-100s, two B757-200s and one B737-400) that were legally abandoned as part of US Airways' Chapter 11 reorganization. Related aircraft liabilities were adjusted for each aircraft's expected allowed collateral value.

Selected US Airways Operating and Financial Statistics (1)
	Three Months Ended						Nine Months Ended
	September 30,				Increase		September 30,					Increase
	2002		2001		(Decrease)		2002	2001				(Decrease)
Revenue passengers (thousands)*	11,994		14,188		(15.5)%		36,801		44,963			(18.2)%
Total RPMs (millions) (2)	10,735		12,191		(11.9)%		31,285		37,084			(15.6)%
RPMs (millions)*	10,732		12,186		(11.9)%		31,279		37,060			(15.6)%
Total ASMs (millions) (3)	14,960		17,156		(12.8)%		43,548		52,676			(17.3)%
ASMs (millions)*	14,956		17,149		(12.8)%		43,540		52,648			(17.3)%
Passenger load factor* (4)	71.8%		71.1%		0.7	pts.	71.8%		70.4%		1.4	pts.
Break-even load factor (5)	84.1%		88.0%		(3.9)	pts.	86.5%		79.2%		7.3	pts.
Yield* (6)	12.21	c	12.87	c	(5.1)%		12.96	c	14.53	c		(10.8)%
Passenger revenue per ASM* (7)	8.76	c	9.15	c	(4.3)%		9.31	c	10.23	c		(9.0)%
Revenue per ASM (8)	9.80	c	10.17	c	(3.6)%		10.40	c	11.29	c		(7.9)%
Cost per ASM (9)	10.95	c	12.18	c	(10.1)%		11.99	c	12.36	c		(3.0)%
Average passenger journey (miles)*	895		859		4.2%		850		824			3.2%
Average stage length (miles)*	709		686		3.4%		681		669			1.8%
Cost of aviation fuel per gallon (10)	77.18	c	84.40	c	(8.6)%		71.64	c	88.80	c		(19.3)%
Cost of aviation fuel per gallon, excluding fuel taxes (11)	71.90	c	78.16	c	(8.0)%		66.10	c	82.49	c		(19.9)%
Gallons of aviation fuel consumed (millions)	255		312		(18.3)%		752		960			(21.7)%
Scheduled mileage completion factor*	99.3%		91.8%		7.5	pts.	99.4%		96.0%		3.4	pts.
Operating aircraft at period-end	294		407		(27.8)%		294		407			(27.8)%
Full-time equivalent employees at period-end	33,302		42,723		(22.1)%		33,302		42,723			(22.1)%
* Scheduled service only (excludes charter service)

     (1)  Operating statistics include free frequent travelers and the related miles they flew. Financial statistics exclude the revenues and expenses generated under capacity purchase arrangements US Airways has with certain US Airways Express air carriers. Financial statistics also exclude all items identified in "Description of Unusual Items" above.
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

     Capacity (as measured by ASMs) decreased 12.8% and 17.3% for the three and nine months ended September 30, 2002. RPMs decreased 11.9% and 15.6% for the three and nine months ended September 30, 2002. This resulted in passenger load factors of 71.8% for the three and nine months ended September 30, 2002. Both RPMs and ASMs were significantly affected by the schedule reductions put in place after September 11th. For the three and nine months ended September 30, 2002, yield declined 5.1% and 10.8% reflecting the significant decline in close-in business bookings, aggressive fare discounting in the airline industry and intensified competition from low-fare carriers. US Airways competes heavily with trains and automobiles as a result of its short-haul network. In the aftermath of the September 11th terrorist attacks, many customers have switched to these other forms of transportation. Additionally, the increased airport security charges and procedures have had a disproportionate impact on short-haul carriers. Full-time equivalent employees at period-end declined 22.1% reflecting the headcount reduction measures put in place after September 11th.

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

Liquidity and Capital Resources

     As of September 30, 2002, the Company's cash and cash equivalents and short-term investments totaled $890 million compared to $1.02 billion as of December 31, 2001. (the Company's Condensed Consolidated Balance Sheets are contained in Part I, Item 1 of this report).

     For the first nine months of 2002, the Company's operating activities used net cash of $212 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1 of this report) compared to operating activities which provided net cash of $158 million for the first nine months of 2001. Operating cash flows during the first nine months of 2002 were adversely affected by the same factors that adversely affected financial results during that period (see discussion in "Results of Operations" above). Included in net cash used for operating activities for the first nine months of 2002 is an income tax refund of $169 million received by the Company primarily as a result of the recently enacted Job Creation and Worker Assistance Act of 2002, $52 million of compensation received under the Stabilization Act (see below) and payments of $188 million of ticket taxes for which remittance was deferred until January 2002 under the Stabilization Act.

     The net cash provided by investing activities for the nine months ended September 30, 2002 was $199 million. For the first nine months of 2002, investing activities included cash outflows of $121 million related to capital expenditures. Capital expenditures included $104 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. Proceeds from disposition of property includes, among other things, proceeds related to the surplus aircraft and related parts delivered during the first nine months of 2002. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus DC-9, B737-200 and MD-80 aircraft. As of September 30, 2002, substantially all of the proceeds related to these agreements had been received. Decrease (increase) in short-term investments reflects proceeds from the sale of short-term investments. The Company's cash and cash equivalents and Short-term investments as of December 31, 2001 include funds which, in the ordinary course of business, it withholds from employees and collects from passengers. These funds are required to be paid to applicable governmental authorities, and include withholding for payroll taxes, transportation excise taxes, passenger facility charges and transportation security charges. During the second quarter of 2002, the Company established trusts to fund these obligations. The initial funding (which totaled approximately $201 million) and the net cash flows of the trust are reflected in Decrease (increase) in restricted cash on the Company's Condensed Consolidated Statements of Cash Flows. The funds in the trust accounts, which totaled $213 million as of September 30, 2002, are classified as Restricted cash on the Company's Condensed Consolidated Balance Sheets, including $157 million in current Restricted cash and $56 million in noncurrent Restricted cash. For the first nine months of 2001, investing activities included cash outflows of $1.06 billion related to capital expenditures. Capital expenditures included $947 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. The net cash used for investing activities for the nine months ended September 30, 2001 was $790 million.

     Net cash provided by financing activities during the first nine months of 2002 was $372 million. US Airways received proceeds of $116 million from the mortgage financing of three A321 aircraft. Additionally, US Airways received proceeds of $33 million with the private placement of pass through certificates that partially finance five previously delivered A330s. US Airways received proceeds of $300 million under the RSA DIP Facility and $75 million under the Original DIP Facility. The Company used a portion of the RSA DIP Facility funds to repay the full $75 million that was then outstanding under the Original DIP Facility. Prior to the bankruptcy filing, the Company made scheduled principal repayments of long-term debt in the amount of $77 million. Net cash provided by financing activities during the first nine months of 2001 was $650 million. US Airways received proceeds of $562 million from the mortgage financing of ten A320-family aircraft and three A330 aircraft and $16 million from special facility revenue bond financings. US Airways also received $344 million from sale-leaseback transactions on eight A320-family aircraft. These proceeds were partially offset by the scheduled principal repayments of long-term debt in the amount of $272 million including the February 1, 2001 repayment of US Airways' $175 million 9 5/8% Senior Notes.

     US Airways Group has obtained a fully-underwritten $500 million secured DIP Facility from RSA. The DIP Facility consists of a $250 million term loan facility and a $250 million revolving credit facility (with a $50 million letter of credit sub-facility) and is guaranteed by each of the Debtors (other than US Airways Group). A final order approving the RSA DIP Facility was entered by the Bankruptcy Court on November 8, 2002. The DIP Facility is secured by first priority liens on all unencumbered present and future assets of the Debtors and by best priority available junior liens on all other assets of the Debtors, other than certain specified assets including assets which are subject to financing agreements that are entitled to the benefits of section 1110 of the Bankruptcy Code to the extent such financing agreements prohibit such junior liens. $300 million of the $500 million DIP Facility has been drawn. US Airways Group has the option of borrowing under the DIP Facility at an interest rate of the prime rate plus 2.5% or LIBOR plus 4.0%. See Note 1 to the Company's Condensed Consolidated Financial Statements for more information.

     As discussed above, US Airways sought and received conditional approval for the ATSB Guarantee under the Stabilization Act from the Stabilization Board in connection with a $1 billion loan financing. Subsequent to the Chapter 11 filing, the Stabilization Board issued a statement indicating that its conditional approval of US Airways application for the ATSB Guarantee remains in effect.

     US Airways utilizes third party service providers to process credit card transactions. As a result of the Chapter 11 filing, these providers have required additional cash collateral to minimize their exposure. Subsequent to September 30, 2002, US Airways provided additional cash collateral of $61 million. If US Airways fails to meet certain financial or nonfinancial covenants, these providers can (i) require additional cash collateral of $10 million to $55 million plus additional discretionary amounts upon the occurrence of certain other events; and (ii) under certain circumstances, terminate such credit card processing agreements. The termination of credit card processing agreements could have a material adverse effect on US Airways' financial condition and results of operations.

     Parties in interest in the Chapter 11 cases can request adequate assurance of future performance with respect to contracts that will be assumed and adequate protection of their interests in property.

Such performance or protection may include additional collateral deposits, subject to approval of the Bankruptcy Court. As a result of the Chapter 11 filing, the Company may continue to be required to provide additional collateral in connection with certain service contracts. At this time, the Company cannot predict the amount of the additional collateral deposits that may be required.

     As discussed above in "Pension Plan Issues," the Company faces significant pension funding requirements. Based on current forecasts, US Airways will be required to contribute approximately $3.1 billion for the years 2003 through 2009, including $52 million in 2003 and $900 million to $1.0 billion in 2004. Future funding requirements are dependent upon factors such as interest rate levels, changes to pension plan benefits, funded status, regulatory requirements for funding purposes and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements. As a result of these variable factors, actual future contributions may differ materially.

     The Company continues to be highly leveraged. It has a higher amount of debt compared to equity capital than most of its principal competitors. Substantially all of its aircraft and engines are subject to liens securing indebtedness. The Company requires substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations.

     As of September 30, 2002, the Company had $890 million in unrestricted cash, cash equivalents and short-term investments and US Airways Group has a DIP Facility of up to $500 million ($300 million of which had been drawn as of September 30, 2002) to provide sufficient liquidity during the restructuring process. The ability of the Company, both during and after the Chapter 11 cases, to continue as a going-concern is dependent upon, among other things, (i) US Airways Group's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing including the loan guarantee under the Stabilization Act; and (vi) the Company's ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going-concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the unaudited condensed consolidated financial statements.

     As a result of the September 11th terrorist attacks, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. Pursuant to authority granted in the Stabilization Act, the Federal Aviation Administration (FAA) has supplemented the commercial war-risk insurance until December 15, 2002, with a third party liability policy to cover losses in excess of $50 million to persons other than passengers for renewable 60-day periods. In the event the insurance carriers further reduce the amount of insurance coverage available or the FAA fails to renew war-risk insurance, the Company's operations and/or financial position, results of operations or cash flows could be adversely impacted.

     The Stabilization Act provides, among other things, for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001. Through December 31, 2001, the Company had received approximately $255 million from the U.S. Government under the Stabilization Act. The Company received its final payments during the first nine months of 2002 totaling $52 million. The payments partially compensate the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

     On August 12, 2002, Standard and Poor's (S&P) lowered its corporate credit ratings on US Airways Group and US Airways to "D" (Default) from "SD" (Selective Default). Ratings on most issues of US Airways that had not already defaulted were lowered as well, and remain on CreditWatch with developing implications. On August 12, 2002, Moody's Investor Service (Moody's) downgraded its Senior Implied Ratings of the Company and US Airways to Caa3 from Caa2 and the rating outlook is negative. Credit ratings issued by agencies such as S&P and Moody's affect the Company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

     As of September 30, 2002, US Airways Group, the parent company of US Airways, had 37 A320-family aircraft on firm order scheduled for delivery in the years 2005 through 2009, 173 purchase right aircraft which may be converted to firm order and options for 72 additional aircraft. In addition, US Airways Group had one A330-300 aircraft on firm order, scheduled for delivery in 2007, and options for 20 additional aircraft. As of September 30, 2002, the minimum determinable payments associated with US Airways Group's acquisition agreements for firm-order Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated to be $4 million in 2003, $14 million in 2004, $96 million in 2005, $598 million in 2006 and $1.30 billion thereafter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company's results of operations and financial condition.

     The Company utilizes financial derivatives to manage the risk associated with changes in aviation fuel prices. As of September 30, 2002, the Company had open fuel hedge positions in place to hedge approximately 24% of its fourth quarter 2002 anticipated jet fuel requirements and 18% of its first quarter 2003 anticipated jet fuel requirements and 3% of its second quarter 2003 anticipated jet fuel requirements.

     There have been no other material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Annual Report of the Company to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001.

Item 4.   Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of such date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls since their evaluation.

Part II.  Other Information

Item 1.  Legal Proceedings

     On August 11, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case No. 02-83985-SSM). The reorganization is being administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." US Airways continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the filing, attempts to collect, secure or enforce remedies with respect to pre-petition claims against US Airways are subject to the automatic stay provisions of section 362 (a) of the Bankruptcy Code. The Chapter 11 case is discussed in greater detail in Note 1 to the condensed consolidated unaudited financial statements.

     US Airways Group and US Airways have been named as defendants in two lawsuits filed in U.S. District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines' motion for summary judgment and granted the plaintiff's motion for class certification in each of the cases. On May 31, 2002, the Company filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. That petition remains pending. Notwithstanding the district court's denial of summary judgment, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The plaintiffs filed a motion to lift the automatic stay under Section 362(a) to allow the litigation to proceed against US Airways Group and US Airways. US Airways Group and US Airways filed a response in opposition to the motion. The motion is currently scheduled to be heard on December 12, 2002 by the Bankruptcy Court.

     A declaratory judgment against certain airlines including the Company is being sought in Quebec Superior Court that, if obtained, would require the Company and such other named airlines to pay commissions to travel agents under the IATA rules. The amount of commissions sought has not been specified. Under Quebec civil procedure, a motion for a declaratory judgment must be supported by an affidavit from each plaintiff. As of August 13, 2002, more than thirty plaintiffs have filed affidavits indicating their participation in this lawsuit. During a hearing held in September, 2002, the plaintiffs advised the Court that they were dismissing the Company from the case. A stipulation is in the process of being filed with the Court.

Item 3. Defaults Upon Senior Securities

     As a result of the Chapter 11 filing, the Company is in default on substantially all of its debt and lease obligations incurred prior to August 11, 2002.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits
Designation	Description

10.1	Agreement between US Airways, Inc. and its President and Chief Executive Officer with respect to certain employment arrangements effective July 25, 2002.

10.2	Agreement between US Airways, Inc. and its Executive Vice President Corporate Affairs and General Counsel with respect to certain employment arrangements effective July 25, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K
Date of Report	Subject of Report

November 4, 2002	News release disclosing October 2002 performance for US Airways, Inc. including certain forward-looking information.

November 1, 2002

Monthly operating report for US Airways Group, Inc. for the period August 12, 2002 through September 30, 2002, as filed with the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, and a news release disclosing results of operations for both US Airways Group, Inc. and US Airways, Inc. for the three and nine months ended September 30, 2002, and selected operating and financial statistics for US Airways, Inc. for the same periods.

October 22, 2002	US Airways, Inc. disclosed certain forward-looking statements contained in a slide presentation to its creditors on October 22, 2002.

October 4, 2002	News release disclosing September 2002 performance for US Airways, Inc. including certain forward-looking information.

October 2, 2002

News release disclosing the final NOL order issued by the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, establishing notice and hearing procedures for trading in claims against the Debtors and equity securities of US Airways Group, Inc.

September 26, 2002

News release announcing US Airways, Inc's. restructuring plan to emerge from Chapter 11 protection by early 2003 remains on track following decisions issued by the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, to allow the Retirement Systems of Alabama to serve as the airline's new equity plan sponsor and provide $500 million in debtor-in-possession financing.

September 26, 2002	News release announcing US Airways Group Inc.'s designation of the Retirement Systems of Alabama as its proposed plan of reorganization equity sponsor.
40
September 4, 2002	News release disclosing August 2002 performance for US Airways, Inc. including certain forward-looking information.

August 16, 2002	US Airways, Inc. disclosed current and projected future liabilities in a slide presentation to its creditors on August 16, 2002, in Arlington, Virginia.

                                                                                     Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Airways, Inc. (Registrant)

Date: November 14, 2002	By: /s/ Anita P. Beier
Anita P. Beier
Vice President and Controller
(Chief Accounting Officer)
41

                                                                            Certifications

                                                   Certification of the Principal Executive Officer
                                                        Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                                                (Section 302 of the Sarbanes-Oxley Act of 2002)

I, David N. Siegel, President and Chief Executive Officer of US Airways, Inc. (the Company), certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (Evaluation Date); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David N. Siegel
Name: David N. Siegel
Title: President and Chief Executive Officer
Date: November 14, 2002

                                                         Certification of the Principal Financial Officer
                                                             Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                                                      (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Neal S. Cohen, Chief Financial Officer of US Airways, Inc. (the Company), certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (Evaluation Date); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Neal S. Cohen
Name: Neal S. Cohen
Title: Chief Financial Officer
Date: November 14, 2002