Form 10-Q
period 2003-06-30
US AIRWAYS INC
filed 2003-08-14
CIK 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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
                                                                Yes    X                     No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes                            No   X

     As of June 30, 2003 there were outstanding 1,000 shares of common stock of US Airways, Inc.

US Airways, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2003

Table of Contents

US Airways, Inc.
Condensed Consolidated Statements of Operations
(in millions)
(unaudited)

	Successor Company	| |	Predecessor Company
	Three Months Ended June 30, 2003	| | |	Three Months Ended June 30, 2002	Three Months Ended March 31, 2003	Six Months Ended June 30, 2002
Operating Revenues		|
Passenger transportation	$1,286	|	$1,437	$1,117	$2,744
US Airways Express transportation revenues	313	| |	290	242	521
Cargo and freight	34	|	36	35	69
Other	127	|	128	118	251
Total Operating Revenues	1,760	|	1,891	1,512	3,585
		|
Operating Expenses		|
Personnel costs	663	|	815	562	1,635
Aviation fuel	188	|	175	197	342
Aircraft rent	102	|	120	101	241
Other rent and landing fees	95	|	99	99	197
Selling expenses	96	|	99	83	230
Aircraft maintenance	96	|	75	70	147
Depreciation and amortization	52	|	70	63	143
Special items	34	|	(3)	-	(3)
Government compensation	(212)	|	-	-	-
US Airways Express capacity purchases	278	|	278	251	536
Other	300	|	327	288	650
Total Operating Expenses	1,692	|	2,055	1,714	4,118
		|
Operating Income (Loss)	68	|	(164)	(202)	(533)
		|
Other Income (Expense)		|
Interest income	5	|	8	2	18
Interest expense, net	(54)	|	(84)	(73)	(165)
Reorganization items, net	-	|	(12)	1,888	(12)
Other, net	10	|	(7)	(2)	(1)
Other Income (Expense), Net	(39)	|	(95)	1,815	(160)
		|
Income (Loss) Before Income Taxes	29	|	(259)	1,613	(693)
		|
Provision (Credit) for Income Taxes	13	|	(34)	-	(170)
		|
Net Income (Loss)	$16 ====	| |	$(225 ===== )	$1,613 ====	$(523 ==== )

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(in millions)
	Successor Company	| |	Predecessor Company
	June 30, 2003	| |	December 31, 2002
ASSETS	(unaudited)	|
Current Assets		|
Cash and cash equivalents	$1,218	|	$580
Short-term investments	200	|	49
Restricted cash	173	|	150
Receivables, net	311	|	220
Receivables from related parties, net	-	|	92
Materials and supplies, net	145	|	176
Prepaid expenses and other	129	|	83
Total Current Assets	2,176	|	1,350
Property and Equipment		|
Flight equipment	2,477	|	5,137
Ground property and equipment	355	|	1,108
Less accumulated depreciation and amortization	(40)	|	(2,495)
	2,792	|	3,750
Purchase deposits for flight equipment	158	|	66
Total Property and Equipment	2,950	|	3,816
Other Assets		|
Goodwill	2,670	|	531
Other intangibles, net	498	|	307
Restricted cash	405	|	364
Other assets, net	29	|	96
Total Other Assets	3,602	|	1,298
	$8,728 ====	| |	$6,464 ====
LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)		|
Current Liabilities		|
Current maturities of long-term debt	$71	|	$300
Accounts payable	408	|	217
Payables to related parties, net	22	|	-
Traffic balances payable and unused tickets	957	|	784
Accrued aircraft rent	57	|	164
Accrued salaries, wages and vacation	217	|	281
Other accrued expenses	489	|	438
Total Current Liabilities	2,221	|	2,184
Noncurrent Liabilities and Deferred Credits		|
Long-term debt, net of current maturities	2,950	|	18
Deferred gains and credits, net	465	|	-
Postretirement benefits other than pensions	1,633	|	1,443
Employee benefit liabilities and other	1,151	|	2,272
Total Noncurrent Liabilities and Deferred Credits	6,199	|	3,733
Liabilities Subject to Compromise	-	|	5,503
Stockholder's Equity (Deficit)		|
Common stock	1	|	-
Paid-in capital	356	|	2,661
Retained earnings (deficit)	16	|	(4,485)
Deferred compensation	(77)	|	-
Receivable from parent company	-	|	(2,262)
Accumulated other comprehensive income (loss)	12	|	(870)
Total Stockholder's Equity (Deficit)	308	|	(4,956)
	$8,728 ====	| |	$6,464 ====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Successor Company	| |	Predecessor Company
	Three Months Ended June 30, 2003	| | |	Three Months Ended March 31, 2003	Six Months Ended June 30, 2002
		|
Net cash provided by (used for) operating activities	$261	|	$(189)	$(307)
		|
Reorganization items, net	-	|	(90)	(6)
		|
Cash flows from investing activities		|
Capital expenditures	(115)	|	(7)	(117)
Proceeds from dispositions of property	3	|	2	79
Decrease (increase) in short-term investments	(132)	|	(19)	409
Decrease (increase) in restricted cash and investments	(7)	|	(57)	(207)
Proceeds from repayment of parent company loans	-	|	237	-
Other	2	|	(8)	3
Net cash provided by (used for) investing activities	(249)	|	148	167
		|
Cash flows from financing activities		|
Proceeds from issuance of long-term debt	16	|	1,081	149
Proceeds from Debtor-in-Possession financings	-	|	131	-
Principal payments on long-term debt and capital lease obligations	(5)	|	(35)	(67)
Principal payments on Debtor-in-Possession financings	-	|	(431)	-
Net cash provided by (used for) financing activities	11	|	746	82
Net increase (decrease) in Cash and cash equivalents	23	|	615	(64)
Cash and cash equivalents at beginning of period	1,195	|	580	537
Cash and cash equivalents at end of period	$1,218 ====	| |	$1,195 ====	$473 ===
		|
Noncash investing and financing activities		|
Flight equipment acquired through issuance of debt	$-	|	$-	$77
		|
Supplemental Information		|
Interest paid during the period	$(24)	|	$(72)	$(154)
Income taxes received (paid) during the period	$(10)	|	$2	$171

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Proceedings Under Chapter 11 of the Bankruptcy Code

     Chapter 11 Reorganization

     On August 11, 2002 (Petition Date), US Airways, Inc. (US Airways or the Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case No. 02-83985-SSM). On the same date, US Airways Group, Inc. (US Airways Group), US Airways' parent company, and six of its other subsidiaries (collectively with US Airways, the Filing Entities) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization cases were jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." During the pendency of the Chapter 11 cases, US Airways continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     The Filing Entities emerged from bankruptcy protection under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (Plan of Reorganization), which (i) was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 (Confirmation Order) and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective on March 31, 2003 (Effective Date). In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," (SOP 90-7) the Company adopted fresh-start reporting on the Effective Date. See Note 3 for information related to fresh-start reporting.

     The Plan of Reorganization constituted a separate plan of reorganization for each of the Filing Entities. In accordance with the Bankruptcy Code, the Plan of Reorganization divided claims against, and interests in, each of the Filing Entities into classes (Classes of Claims and Interests) according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the Air Transportation Stabilization Board (Stabilization Board), the Retirement Systems of Alabama Holdings LLC (RSA), the Company's management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the Pension Benefit Guarantee Corporation (PBGC), in satisfaction of their allowed claims. The distribution to unsecured creditors is estimated to have a value of between 1.2 percent to 1.8 percent of total allowed unsecured claims. Persons holding equity in US Airways Group prior to the Effective Date were not entitled to any distribution under the Plan of Reorganization and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the Plan of Reorganization, investors should refer to the Plan of Reorganization and the disclosure statement approved by the Bankruptcy Court on January 17, 2003 and filed with the Company's Current Report on Form 8-K, dated January 31, 2003 and filed with the United States Securities and Exchange Commission (SEC) on February 4, 2003 (Disclosure Statement).

     RSA Investment

     Pursuant to a definitive agreement, on the Effective Date, RSA invested $240 million in cash in Reorganized US Airways Group (the RSA Investment Agreement) in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in Reorganized US Airways Group. As of the Effective Date, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group's Board of Directors.

     ATSB Loan

     As part of its restructuring efforts, US Airways received approval for a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety And System Stabilization Act (Stabilization Act) from the Stabilization Board in connection with a proposed $1 billion loan financing (the ATSB Loan). The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date and consists of a $1 billion term loan facility to US Airways, $900 million of which is guaranteed by the Stabilization Board. The ATSB Loan is also guaranteed by each of US Airways Group's domestic subsidiaries (other than reorganized US Airways). The ATSB Loan is secured by first priority liens on substantially all of the unencumbered present and future assets of the reorganized Filing Entities (including certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan bears interest (a) if funded through a participating lender's commercial paper conduit program, at a rate of interest equal to the conduit provider's weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30% or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40% and (ii) 10% of the ATSB Loan bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee equal to 4.0% of the Stabilization Board's guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, the Stabilization Board received 7,635,000 warrants that enable it to purchase shares of Reorganized US Airways Group's Class A Common Stock at $7.42 per share.

     The maturity date of the ATSB Loan is October 1, 2009. In addition, the ATSB Loan requires semi-annual amortization payments commencing in October 2006, each amortization payment to be in the amount of $125 million, with a final scheduled principal payment of $250 million due on the maturity date of the ATSB Loan.

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

     The definitive documentation relating to the ATSB Loan contains covenants that require the Company to satisfy ongoing financial requirements, including debt ratio, fixed charge coverage and liquidity. The ATSB Loan contains covenants that also limit, among other things, the Company's ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 restructuring.

     The covenants in the ATSB Loan were negotiated based upon the future expectations with respect to performance of the restructured Company and of the airline industry. These expectations included assumptions about the extent of a general recovery in the airline industry and the time parameters within which that recovery might occur, as well as the Company's performance with respect to the rest of the industry. While these negotiations were conducted during a period in which the possibility of war in Iraq was a consideration, the substantive terms of the ATSB Loan were concluded prior to the commencement of the war in Iraq. At this time, the general recovery of the airline industry has not occurred as rapidly as anticipated which has impacted the Company's performance. The Company needs to satisfy certain financial covenants in the ATSB Loan which it must first comply with beginning June 30, 2004 for predefined measurement periods ending on or after June 30, 2004. If the Company is unable to meet the aforementioned financial covenants, the Company may not be able to execute its business plan which could have a material adverse effect on the Company's future liquidity, results of operations and financial condition.

     Fleet Restructuring

     Under the Confirmation Order, the Filing Entities were authorized to reject or abandon certain aircraft after the Effective Date as long as each such aircraft was subject to a Section 1110 Agreement (defined below). Section 1110 of the Bankruptcy Code provides, in relevant part, that unless the Filing Entities, within 60 days after the Petition Date, agreed to perform all of the obligations (Section 1110 Agreement) under the lease, security agreement or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Filing Entities' insolvency or other financial condition of the Filing Entities) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code or by any power of the Bankruptcy Court. Consequently, certain aircraft remain subject to Section 1110 Agreements that have been extended until August 15, 2003. The Company is currently negotiating with the relevant parties on another extension. Prior to the Effective Date, the Company reached agreements covering substantially all of the aircraft subject to restructuring agreements that the terms of the restructured agreements would become effective on the Effective Date. With respect to aircraft for which restructuring documentation has not been completed, the Company continues to negotiate with the relevant lessors and mortgagees to complete final documentation. The Company believes that it will complete definitive documentation with regard to the renegotiation of the obligations subject to Section 1110 Agreements. In the event that the Company fails to renegotiate such obligations, such failure would result in the loss of use of the aircraft subject to such obligations, which could have a material adverse impact on the Company's fleet operations.

     Claims Resolution

     Pursuant to the bankruptcy process, the Company's claims agent received approximately 5,100 timely-filed proofs of claims totaling approximately $59 billion in the aggregate, exclusive of approximately $16 billion in claims from Allegheny County and Allegheny County Airport Authority (Allegheny) which have been resolved (see "Pittsburgh Leases" below) and approximately 350 proofs of claims timely-filed by governmental entities totaling approximately $225 million in the aggregate. Under the Confirmation Order, the Bankruptcy Court established May 15, 2003 as the deadline for filing administrative claims other than those related to personal injury or wrongful death claims, the filing deadline for which was established as September 27, 2003. As is typical in reorganization cases, there are significant differences between amounts scheduled by the Filing Entities and claims filed by creditors; these differences are being investigated and resolved in connection with the claims resolution process. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Filing Entities' estimate of ultimate liability. The Filing Entities believe that many of these claims are duplicative, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. As of July 30, 2003, the Filing Entities have filed objections totaling approximately $56 billion. The Plan of Reorganization provides for a disputed claims resolution process. In light of the number of claims asserted against the Filing Entities, the claims resolution process is ongoing and may take considerable time to complete. The Plan of Reorganization provides for 4,968,720 shares of US Airways Group Class A Common Stock and 3,048,030 each of US Airways Group Class A-1 Warrants and shares of US Airways Group Class A Preferred Stock to be issued to unsecured creditors. Distributions of these shares and warrants will commence in mid-August with the distribution of approximately 1.3 million shares of Class A Common Stock and 0.8 million each of Class A-1 Warrants and shares of Class A Preferred Stock to unsecured creditors. The effects of these distributions were reflected in the Company's financial statements upon emergence and will not have any further impact on the results of operations. A number of significant claims, including aircraft related claims and the PBGC claim remain to be resolved. Accordingly, the ultimate number and amount of allowed claims, and ultimate distributions of new equity by claimant in Reorganized US Airways Group on account thereof, is not presently known.

     Pittsburgh Leases

     On July 25, 2003, US Airways, Allegheny County and Allegheny reached a consensual agreement subject to final documentation resolving and releasing all bankruptcy claims filed by Allegheny County and Allegheny against US Airways with regard to Pittsburgh International Airport. The agreement resolves all bankruptcy claims, including claims relating to the rejections of the airline operating agreements and other related terminal lease agreements effective January 5, 2004 (unless otherwise agreed upon by the parties). Under the agreement, in exchange for the release of all claims, Allegheny and Allegheny County will be granted an allowed general unsecured claim in the amount of $211 million to be shared with claims of other unsecured creditors. US Airways, Allegheny County and Allegheny are currently negotiating a stipulation reflecting the foregoing agreement. In addition, US Airways and Allegheny continue to discuss future operations at Pittsburgh International Airport.

2.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways and US Airways Investment Management Company, Inc. (USIM), a former wholly-owned subsidiary of US Airways, through June 30, 2002. Effective July 1, 2002, USIM and USLM Corporation, a wholly-owned subsidiary of US Airways Group, were merged into US Airways. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways' Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with current year presentation.

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

     In accordance with SOP 90-7, the Company adopted fresh-start reporting on the Effective Date. References in the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements to "Predecessor Company" refer to the Company prior to March 31, 2003. References to "Successor Company" refer to the Company on and after March 31, 2003, after giving effect to the application of fresh-start reporting. See Note 3 for information related to fresh-start reporting.

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

(this space intentionally left blank)

3.  Fresh-start Reporting

     In connection with its emergence from bankruptcy on March 31, 2003, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Condensed Consolidated Balance Sheet. Estimates of fair value represent the Company's best estimate based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry trends and by reference to market rates and transactions. US Airways Group's equity value of $438 million at March 31, 2003 was determined with the assistance of financial advisors. In determining the equity value, the financial advisors and US Airways Group considered several matters, including the following: (i) certain recent financial information of US Airways Group; (ii) certain financial projections prepared by US Airways Group in connection with the ATSB Loan and RSA Investment Agreement including the underlying assumptions; (iii) the equity transactions encompassed by the RSA Investment Agreement; (iv) a discounted cash flow analysis prepared on a going concern basis; (v) current and historical market values of publicly traded companies that are in businesses reasonably comparable to US Airways Group and (vi) certain additional economic and industry conditions. The Company's equity value of $356 million was determined based on a review of each of US Airways Group's subsidiaries' fair values of assets and liabilities. The Company is currently in the process of having certain assets and liabilities appraised. Changes in the fair values of these assets and liabilities from the current estimated values as well as changes in other assumptions could significantly impact the reported value of Goodwill. See Note (c) below for changes in Goodwill since March 31, 2003 as a result of the completion of certain appraisals. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

     As a result of the adoption of fresh-start reporting, the Company's post-emergence financial statements are not comparable with its pre-emergence financial statements, because they are, in effect, those of a new entity. The effects of the Plan of Reorganization and fresh-start reporting through June 30, 2003 on the Company's Condensed Consolidated Balance Sheet as of March 31, 2003 are as follows (in millions):

ASSETS	Predecessor Company	Debt Discharge (a)		Emergence Financings (b)	Fresh-start Adjustments (c)	Successor Company

Current Assets
Cash and cash equivalents	$323	$(431	) $	1,303	$-	$1,195
Short-term investments	68	-		-	-	68
Receivables from related parties, net	115	(51)		(26)	(38)	-
Other current assets	744	-		-	-	744
Total Current Assets	1,250	(482)		1,277	(38)	2,007

Property and Equipment, net	3,021	-		-	(139)	2,882

Other Assets
Goodwill	531	-		-	2,139	2,670
Other intangibles, net	237	-		-	276	513
Restricted cash	383	-		-	-	383
Other assets, net	53	-		-	(20)	33
Total Other Assets	1,204	-		-	2,395	3,599
	$5,475 ====	$(482 ===	) $	1,277 ====	$2,218 ====	$8,488 ====

9

	Predecessor Company	Debt Discharge (a)		Emergence Financings (b)	Fresh-start Adjustments (c)	Successor Company

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$368	$(298	) $	-	$-	$70
Accounts payable	222	204		-	-	426
Payable to related parties, net	-	-		-	37	37
Traffic balances payable and unused tickets	923	-		-	-	923
Accrued aircraft rent	76	-		-	-	76
Accrued salaries, wages and vacation	238	-		-	-	238
Other accrued expenses	396	100		-	(62)	434
Total Current Liabilities	2,223	6		-	(25)	2,204

Noncurrent Liabilities and Deferred Credits
Long-term debt, net of current maturities	99	1,809		1,040	(12)	2,936
Accrued aircraft rent	-	128		-	(128)	-
Deferred gains and credits, net	-	359		-	128	487
Postretirement benefits other than pensions	1,471	-		-	118	1,589
Employee benefit liabilities and other	868	193		-	24	1,085
Total Noncurrent Liabilities and Deferred Credits	2,438	2,489		1,040	130	6,097

Liabilities Subject to Compromise	6,632	(6,632)		-	-	-

Stockholders' Equity (Deficit)
Common stock	-	-		-	-	-
Paid-in capital	2,661	-		169	(2,474)	356
Accumulated deficit	(5,421)	3,655		-	1,766	-
Deferred compensation	-	-		(169)	-	(169)
Receivable from parent company	(2,262)	-		237	2,025	-
Accumulated other comprehensive loss	(796)	-		-	796	-
Total Stockholders' Equity (Deficit)	(5,818)	3,655		237	2,113	187
	$5,475 ====	$(482 ====	) $	1,277 ====	$2,218 ====	$8,488 ====

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

(b)  Reflects the $240 million RSA Investment, proceeds from the $1 billion ATSB Loan and proceeds of $63 million from the GE liquidity facility. Also reflects the issuance of US Airways Group Class A Common Stock and
       Class A-1 Warrants to certain of the Company's labor groups and ATSB Loan participants, respectively.

(c)  As of March 31, 2003 the Company recorded $1.11 billion of adjustments to reflect assets and liabilities at fair value (including a $1.12 billion liability increase related to the revaluation of the Company's remaining defined benefit pension plans and postretirement benefit plans and a $333 million write-up of gates, slots and routes) and the write-off of the predecessor Company's equity accounts. In addition, goodwill of $2.41 billion was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets. Subsequent to
       March 31, 2003, the Company recorded an additional $257 million of adjustments to reflect assets and liabilities at fair value, including a $254 million decrease to Property and Equipment, net related to the final valuation of certain of the Company's aircraft. In addition, a $12 million adjustment was made to paid-in capital reflecting a reallocation of US Airways Group equity as a result of additional fair value adjustments to assets at certain US Airways Group subsidiaries other than US Airways. An adjustment of $257 million was also made to goodwill as a result of the above fair value adjustments.

4.  Income Taxes

     The Company's federal and state income tax expense was $13 million for the second quarter 2003. The Company's estimated annual effective tax rate was 0.8%. The Company continues to record a full valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act), the Company recognized an income tax credit in 2002 equal to the Company's carryback potential. The tax credit recorded in the first six months of 2002 included $53 million related to 2001 losses realizable due to the enactment of the Act and was recorded in the period of enactment. The remainder of the tax credit recorded in the first six months of 2002 was based on the then estimated annual effective tax rate for 2002 of 11% exclusive of benefit related to 2001.

5.  Long-Term Debt, Including Capital Lease Obligations

     Details of long-term debt of the Successor Company are as follows (in millions):

June 30,
2003
Senior Debt:
ATSB Loan, Installments due 2006 to 2009	$1,000
Equipment Financing Agreements, Installments due 2003 to 2022	1,536
Engine Manufacturer Credit Facility, Installments due 2004 to 2012	388
Engine Manufacturer Liquidity Facility, Installments due 2010 to 2012	80
3,004
Capital Lease Obligations	51
Total	3,055
Less: Unamortized discount	(34)
Current Maturities	(71)
$2,950 ====

     Maturities of long-term debt and debt under capital leases as of June 30, 2003 are as follows (in millions):

Remaining in 2003	$22
2004	109
2005	141
2006	245
2007	374
Thereafter	2,164
$3,055 ====

    The ATSB Loan was funded in connection with the Company's emergence from bankruptcy on March 31, 2003. The ATSB Loan consists of a $1 billion term loan facility to US Airways, $900 million of which is guaranteed by the Stabilization Board. Refer to Note 1 above for more information regarding the ATSB Loan.

    As of June 30, 2003, the weighted average interest rate is 8.2% for the Equipment Financing Agreements.

     In November 2001, the Company obtained a $404 million Credit Facility from General Electric (GE Credit Facility) secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, the terms of this credit facility were renegotiated so that borrowings bear interest rates of LIBOR plus 3.5% and the term of the facility is extended from 2006 to 2012.

     General Electric (GE) is the Company's largest creditor. In addition to the GE Credit Facility, GE has provided financing or guarantees on 114 of the Company's current operating aircraft. It also maintains the engines on the Company's B737-family aircraft, the A320-family aircraft and the B767 aircraft. In connection with its reorganization under Chapter 11, the Company reached a global settlement with GE that resolves substantially all aircraft, aircraft engine and loan-related issues. In exchange for warrants to purchase 3,817,500 shares of Class A Common Stock at $7.42 per share in Reorganized US Airways Group, GE (i) modified the terms of certain agreements to meet the cost savings requirements of the business plan published in the Disclosure Statement, (ii) provided an exit liquidity facility of up to $360 million that refinanced obligations under the debtor-in-possession facility and provided additional liquidity, (iii) will provide $350 million of lease equity for the financing of regional jets and (iv) extended the term of the GE Credit Facility (see above). GE subsequently agreed to provide committed financing for up to 70 regional jets utilizing lease equity and/or mortgage debt (inclusive of the lease equity noted above).

     Every obligation of the Company to GE is generally cross-defaulted to all GE obligations including the GE Credit Facility and is cross-collateralized to the collateral securing the GE Credit Facility.

     Pursuant to registration rights agreements, dated as of March 31, 2003, between US Airways Group, and each of ATSB Securities Trust (ATSB Trust), RSA, GE and Bank of America, US Airways Group agreed to use commercially reasonable efforts (i) to prepare and file a registration statement with the SEC by June 27, 2003, covering all of the Class A Common Stock of US Airways Group issued or to be issued upon exercise of Class A-1 Warrants issued in connection with the ATSB Loan and the GE financing agreements and (ii) to cause such registration statement to become effective by September 26, 2003. In light of its ongoing process of exploring liquidity options for its stock, including listing on a national stock exchange, US Airways Group requested GE, Bank of America, RSA and ATSB Trust to grant waivers (or in the case of ATSB Trust, an amendment) of such filing requirement until September 1, 2003 (or in the case of ATSB Trust, October 1, 2003), and waivers of the requirement regarding effectiveness of the registration statement until December 1, 2003 (or in the case of the ATSB Trust, December 31, 2003). Such waivers and the amendment were approved by the respective parties.

     Interest rates on $1.48 billion principal amount of long-term debt as of June 30, 2003 are subject to adjustment to reflect changes in floating interest rates.

6. Commitments to Purchase Flight Equipment

      As of June 30, 2003, US Airways Group had 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009 and 35 purchase-right aircraft which may be converted to firm-order aircraft. US Airways Group also had 10 A330-300 aircraft on firm order scheduled for delivery in the years 2007 through 2009, and options for 10 additional aircraft. In addition, US Airways Group had firm orders for 60 CRJ Series 200, 50-seat single-class aircraft and 25 CRJ 705, 75-seat dual-class aircraft. However, subsequent to June 30, 2003, US Airways Group notified Bombardier, Inc. that it will not be taking delivery of the CRJ 705 aircraft, but instead is in negotiations to take delivery of 25 CRJ 701 aircraft. The first CRJ aircraft is scheduled to be delivered in October 2003 and all firm-order CRJ aircraft will be delivered by April 2005. US Airways Group also had firm orders for 85 Embraer ERJ-170, 72-seat aircraft, with the first delivery scheduled for November 2003. US Airways Group has the option to convert the ERJ-170s to ERJ-175s with 76 seats. All ERJ-170 deliveries are to be received by September 2006. As of June 30, 2003, the minimum determinable payments associated with these acquisition agreements for all firm-order aircraft (including progress payments, payments at delivery, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated to be $311 million for the remainder of 2003, $1.90 billion in 2004, $840 million in 2005, $417 million in 2006, $31 million in 2007 and $2 million thereafter. As a result of the recent regional jet aircraft orders, the Company believes it is probable it will not take delivery of certain previously ordered narrow-body aircraft and recorded an accrual of $35 million for related penalties during the three months ended June 30, 2003.

     The Company has secured approximately 85% to 90% of the necessary financing for the firm-order regional jet aircraft. This financing includes commitments from GE (see Note 5) and from the respective airframe manufacturers and is subject to certain credit standards or financial tests. Among the applicable credit standards under the aircraft financing commitments is the requirement that US Airways Group and US Airways maintain a minimum credit rating of "B-" by Standard & Poor's (S&P) or "B3" by Moody's Investor Service (Moody's). Both US Airways Group and US Airways presently have received a "B" rating by S&P, but cannot be certain that they will be able to maintain that rating, particularly in view of the ongoing weakness in the airline industry. If the Company is unable to meet the aforementioned credit standards or financial tests, the Company may not be able to execute its regional jet business plan which could have a material adverse effect on the Company's future liquidity, results of operations and financial condition.

7.  Leases

    As of June 30, 2003, obligations under capital and noncancelable operating leases for future minimum lease payments for the Company are as follows (in millions):

	Capital Leases	Operating Leases
Remaining in 2003	$3	$287
2004	5	698
2005	5	697
2006	5	617
2007	5	535
Thereafter	114	3,744
Total minimum lease payments	137	6,578
Less sublease rental receipts	-	(34)
Total minimum operating lease payments		$6,544 ====
Less amount representing interest	(86)
Present value of future minimum capital lease payments	51
Less current obligations under capital leases	(1)
Long-term obligations under capital leases	$50 ==

     US Airways also leases certain owned flight equipment to both third and related parties under noncancelable operating leases which expire in the years 2004 through 2006. The future minimum rental receipts associated with these leases are: $4 million-remaining in 2003; $9 million-2004; $7 million-2005 and $1 million-2006.

8. Stock-based Compensation

      The Predecessor Company applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for awards of stock-based compensation granted to employees. Upon emergence, the Successor Company adopted the fair value method of recording stock-based employee compensation contained in Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." and will account for this change in accounting principal using the "prospective method" as described by Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Accordingly, all Successor Company stock option grants will be priced based on the fair value on the date of grant and the related compensation will be amortized as compensation expense over the vesting period.

     The following table illustrates the effect on net income (loss) and net earnings (loss) per common share as if the fair value based recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock option awards in each period presented (in millions, except per share data).

	Successor Company	|	Predecessor Company
	Three Months Ended June 30, 2003	| |	Three Months Ended June 30, 2002	Three Months Ended March 31, 2003	Six Months Ended June 30, 2002
		|
Net income (loss), as reported	$16	|	$(225)	$1,613	$(523)
Stock-based compensation expense determined under the fair value based method	-	| |	(3)	(1)	(7)
Net income (loss), pro forma	$16 ==	| |	$(228) ===	$1,612 ====	$(530) ===

     Upon emergence from bankruptcy, all then-outstanding awards of the Predecessor Company were cancelled. The Plan of Reorganization provides for new stock awards to the Company's employees covered by collective bargaining agreements and to the Company's management. The Company did not grant any employee stock options during the three months ended June 30, 2003. The Company does expect to grant employee stock options during the quarter ended September 30, 2003.

9. Comprehensive Income (Loss)

     Comprehensive income for the Successor Company was $28 million for the three months ended June 30, 2003. Comprehensive income (loss) for the Predecessor Company was $2.48 billion for the three months ended March 31, 2003 and $(239) million and $(497) million for the three and six months ended June 30, 2002, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income includes changes in the fair value of the Company's available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting

10. Operating Segments and Related Disclosures

     US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' former wholly-owned subsidiary). The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's wholly-owned regional airlines and from marketing agreements with certain non-owned US Airways Express air carriers. Financial information for each reportable operating segment is set forth below (in millions):

	Successor Company	|	Predecessor Company
	Three Months Ended June 30, 2003	| | |	Three Months Ended June 30, 2002		Three Months Ended March 31, 2003	Six Months Ended June 30, 2002
Operating Revenues:		|
US Airways	$1,447	|	$1,601		$1,270	$3,064
US Airways Express	313	|	290		242	521
	$1,760 ====	| |	$1,891 ====		$1,512 ====	$3,585 ====
Income (Loss) Before Income Taxes		|
And Reorganization items, net:		|
US Airways	$(7)	|	$(259)		$(266)	$(668)
US Airways Express	36	|	12		(9)	(15)
All Other	-	|	-		-	2
	$29 ====	|	$(247 ===	)	$(275 === )	$(681 === )

11.  Unusual Items

(i) Special Items

     During the quarter ended June 30, 2003, the Company recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery. See Note 6 for further discussion.

(ii)  Government Compensation

      In April 2003, President George W. Bush signed into law the Emergency Wartime Supplemental Appropriations Act (Emergency Wartime Act), which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. The Emergency Wartime Act includes the following key provisions: (1) $2.3 billion of the appropriation is for grants to be made by the Transportation Security Administration (TSA) to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees; (2) the TSA will not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003; (3) $100 million of the appropriation will be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft; (4) aviation war risk insurance provided by the federal government is extended until August 2004; and (5) certain airlines that receive the aviation-related assistance must agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier's fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees.  The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the security fee reimbursement is remote. The Company's security fee reimbursement was $212 million, net of amounts due to certain affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003.

(iii)  Reorganization Items, Net

Reorganization items, net for the Predecessor Company represents amounts recognized and incurred as a direct result of the Company's Chapter 11 filing and emergence and are presented separately in the Company's Condensed Consolidated Statement of Operations. Such items consist of the following (dollars in millions):

	Predecessor Company
	Three Months Ended June 30, 2002		Three Months Ended March 31, 2003	Six Months Ended June 30, 2002

Discharge of liabilities (a)	$-		$3,655	$-
Restructured aircraft financings (b)	-		946	-
Termination of pension plans, net (c)	-		386	-
Damage and deficiency claims (d)	-		(1,892)	-
Revaluation of assets and liabilities (a)	-		(1,106)	-
Professional fees	(12)		(51)	(12)
Other	-		(50)	-
	$(12 ==	)	$1,888 ====	$(12 ==	)

(a)   See Note 3 "Fresh-start Reporting" above.
(b)   As of March 31, 2003, the Company had restructured aircraft debt and lease agreements related to 119 aircraft in connection with its Chapter 11 reorganization including the conversion of 52 mortgages to operating leases.
        The restructured terms generally provide for shorter lease periods and lower lease rates.
(c)   Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans.
        The PBGC was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination which is partially offset by the Company's estimate of the PBGC claim.
        See Part II, Item 1 "Legal Proceedings" for more information.
(d)   Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

12. Subsequent Events

     On August 14, 2003, US Airways Group entered into a purchase agreement with Aviation Acquisition L.L.C. (Aviation) and OCM Principal Opportunities Fund II, L.P. (OCM) pursuant to which, subject to the terms and conditions of the agreement, Aviation and OCM will purchase shares of Class A Common Stock retained by US Airways Group from those shares of Class A Common Stock allocated to employees pursuant to the Plan of Reorganization and vested at July 31, 2003 (the Purchase Agreement). The retained shares represent the total employee tax withholding obligation of approximately $37 million with respect to the vested portion of the restricted stock grants. The amount of withholding was determined on the basis of a price of $7.34 per Class A common share and applicable federal, state, and local taxes. Aviation and OCM will pay $7.34 per share for the Class A common shares. The Purchase Agreement provides for the escrow by Aviation and OCM of a total of $37 million on August 15, 2003 for up to 5,007,148 shares, which is the estimated maximum number of withheld shares subject to the Purchase Agreement, and which will be released as the amounts of such shares are determined. The Purchase Agreement provides that shares will be delivered to the purchasers and the funds for such shares delivered to US Airways Group on or before August 27, 2003 in one or more tranches when the final determination of the amount of withheld shares used to meet the employee withholding obligations has been determined.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways, Inc.'s (US Airways or the Company) Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 2002. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

     Certain of the information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company's current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to operate pursuant to the terms of its financing facilities; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the ability of the Company to fund and execute its business plan; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing availability and costs; aviation fuel costs; security-related costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand (particularly from low-cost carriers and multi-carrier alliances); weather conditions; government legislation and regulation; impact of the Iraqi war; other acts of war or terrorism; and other risks and uncertainties listed from time to time in the Company's reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

     Chapter 11 Reorganization

     On August 11, 2002 (Petition Date), US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case No. 02-83985-SSM). On the same date, US Airways Group, Inc. (US Airways Group), US Airways' parent company, and six of its other subsidiaries (collectively with US Airways, the Filing Entities) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization cases were jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." During the pendency of the Chapter 11 cases, US Airways continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     The Filing Entities emerged from bankruptcy protection under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (Plan of Reorganization), which (i) was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 (Confirmation Order) and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective on March 31, 2003 (Effective Date). In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," (SOP 90-7) the Company adopted fresh-start reporting on the Effective Date.

     The Plan of Reorganization constituted a separate plan of reorganization for each of the Filing Entities. In accordance with the Bankruptcy Code, the Plan of Reorganization divided claims against, and interests in, each of the Filing Entities into classes (Classes of Claims and Interests) according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the Air Transportation Stabilization Board (Stabilization Board), the Retirement Systems of Alabama Holdings LLC (RSA), the Company's management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the Pension Benefit Guarantee Corporation (PBGC), in satisfaction of their allowed claims. The distribution to unsecured creditors is estimated to have a value of between 1.2 percent to 1.8 percent of total allowed unsecured claims. Persons holding equity in US Airways Group prior to the Effective Date were not entitled to any distribution under the Plan of Reorganization and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the Plan of Reorganization, investors should refer to the Plan of Reorganization and the disclosure statement approved by the Bankruptcy Court on January 17, 2003 and filed with the Company's Current

Report on Form 8-K, dated January 31, 2003 and filed with the SEC on February 4, 2003 (Disclosure Statement).

     RSA Investment

     Pursuant to a definitive agreement, on the Effective Date, RSA invested $240 million in cash in Reorganized US Airways Group (the RSA Investment Agreement) in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in Reorganized US Airways Group. As of the Effective Date, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group's Board of Directors.

     ATSB Loan

     As part of its restructuring efforts, US Airways received approval for a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety And System Stabilization Act (Stabilization Act) from the Stabilization Board in connection with a proposed $1 billion loan financing (the ATSB Loan). The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date and consists of a $1 billion term loan facility to US Airways, $900 million of which is guaranteed by the Stabilization Board. The ATSB Loan is also guaranteed by each of US Airways Group's domestic subsidiaries (other than reorganized US Airways). See "Liquidity and Capital Resources" below.

     Fleet Restructuring

     Under the Confirmation Order, the Filing Entities were authorized to reject or abandon certain aircraft after the Effective Date as long as each such aircraft was subject to a Section 1110 Agreement (defined below). Section 1110 of the Bankruptcy Code provides, in relevant part, that unless the Filing Entities, within 60 days after the Petition Date, agreed to perform all of the obligations (Section 1110 Agreement) under the lease, security agreement or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Filing Entities' insolvency or other financial condition of the Filing Entities) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code or by any power of the Bankruptcy Court. Consequently, certain aircraft remain subject to Section 1110 Agreements that have been extended until August 15, 2003. The Company is currently negotiating with the relevant parties on another extension. Prior to the Effective Date, the Company reached agreements covering substantially all of the aircraft subject to restructuring agreements that the terms of the restructured agreements would become effective on the Effective Date. With respect to aircraft for which restructuring documentation has not been completed, the Company continues to negotiate with the relevant lessors and mortgagees to complete final documentation. The Company believes that it will complete definitive documentation with regard to the renegotiation of the obligations subject to Section 1110 Agreements. In the event that the Company fails to renegotiate such obligations, such failure would result in the loss of use of the aircraft subject to such obligations, which could have a material adverse impact on the Company's fleet operations.

     Claims Resolution

     Pursuant to the bankruptcy process, the Company's claims agent received approximately 5,100 timely-filed proofs of claims totaling approximately $59 billion in the aggregate, exclusive of approximately $16 billion in claims from Allegheny County and Allegheny County Airport Authority (Allegheny) which have been resolved (see "Pittsburgh Leases" below) and approximately 350 proofs of claims timely-filed by governmental entities totaling approximately $225 million in the aggregate. Under the Confirmation Order, the Bankruptcy Court established May 15, 2003 as the deadline for filing administrative claims other than those related to personal injury or wrongful death claims, the filing deadline for which was established as September 27, 2003. As is typical in reorganization cases, there are significant differences between amounts scheduled by the Filing Entities and claims filed by creditors; these differences are being investigated and resolved in connection with the claims resolution process. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Filing Entities' estimate of ultimate liability. The Filing Entities believe that many of these claims are duplicative, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. As of July 30, 2003, the Filing Entities have filed objections totaling approximately $56 billion. The Plan of Reorganization provides for a disputed claims resolution process. In light of the number of claims asserted against the Filing Entities, the claims resolution process is ongoing and may take considerable time to complete. The Plan of Reorganization provides for 4,968,720 shares of US Airways Group Class A Common Stock and 3,048,030 each of US Airways Group Class A-1 Warrants and shares of US Airways Group Class A Preferred Stock to be issued to unsecured creditors. Distributions of these shares and warrants will commence in mid-August with the distribution of approximately 1.3 million shares of Class A Common Stock and 0.8 million each of Class A-1 Warrants and shares of Class A Preferred Stock to unsecured creditors. The effects of these distributions were reflected in the Company's financial statements upon emergence and will not have any further impact on the results of operations. A number of significant claims, including aircraft related claims and the PBGC claim remain to be resolved. Accordingly, the ultimate number and amount of allowed claims, and ultimate distributions of new equity by claimant in Reorganized US Airways Group on account thereof, is not presently known.

     Pittsburgh Leases

     On July 25, 2003, US Airways, Allegheny County and Allegheny reached a consensual agreement subject to final documentation resolving and releasing all bankruptcy claims filed by Allegheny County and Allegheny against US Airways with regard to Pittsburgh International Airport. The agreement resolves all bankruptcy claims, including claims relating to the rejections of the airline operating agreements and other related terminal lease agreements effective January 5, 2004 (unless otherwise agreed upon by the parties). Under the agreement, in exchange for the release of all claims, Allegheny and Allegheny County will be granted an allowed general unsecured claim in the amount of $211 million to be shared with claims of other unsecured creditors. US Airways, Allegheny County and Allegheny are currently negotiating a stipulation reflecting the foregoing agreements. In addition, US Airways and Allegheny continue to discuss future operations at Pittsburgh International Airport.

Financial Overview

     For the second quarter of 2003, the Company's operating revenues were $1.76 billion, operating income was $68 million and net income was $16 million. For the comparative period in 2002, operating revenues were $1.89 billion, operating loss was $164 million and net loss was $225 million. The Company's results for the three and six months ended June 30, 2003 and 2002 include unusual items, including a one-time benefit under the 2003 Emergency Wartime Supplemental Appropriations Act (Emergency Wartime Act). Absent this benefit, the Company continues to incur substantial losses. (See further discussion on unusual items in "Results of Operations"

below).

     The Company continues to face a weak revenue environment. Although passenger loads have steadily increased throughout the quarter as industry passenger traffic began recovering from the impact of the Iraqi War, continued low passenger fares significantly impacted second quarter 2003 results. These low passenger fares resulted from declines in business traffic (which has higher yields than leisure traffic) which began early in 2001 and were exacerbated by the events of September 11th and continue to remain depressed. The airline industry has engaged in heavy price discounting to stimulate the industry-wide soft demand related to the sluggish economic conditions, the Iraqi war, the Severe Acute Respiratory Syndrome and the threat of further terrorist attacks. In addition, competition from low-fare carriers continues to intensify in the Company's core Eastern U.S. markets. Recent orders for additional aircraft by AirTran Airways and JetBlue Airways and an announcement by Atlantic Coast Airlines that it intends to become a regional low-fare carrier indicate that this trend will continue to have a negative impact on the Company's revenue recovery.

Results of Operations

     As discussed above, the Company emerged from Chapter 11 and adopted fresh-start reporting on March 31, 2003. References to "Predecessor Company" refer to the Company prior to March 31, 2003. References to "Successor Company" refer to the Company on and after March 31, 2003, after giving effect to the application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company's financial statements are not comparable with the Predecessor Company's financial statements. However, for purposes of discussion of the results of operations, the three and six months ended June 30, 2003 have been compared to the three and six months ended June 30, 2002 as included, in part, in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1 of this report) and in "Selected US Airways Operating and Financial Statistics" below. Except where noted, operating statistics referred to below are for scheduled service only.

Three Months Ended June 30, 2003
Compared with the
Three Months Ended June 30, 2002

Operating Revenues-Passenger transportation revenues decreased $151 million or 10.5% due to a 10.5% decrease in RPMs while yield was flat. The decrease in RPMs is primarily due to a reduction in demand which led to the schedule reductions that were initiated following the Company's bankruptcy filing in 2002. US Airways Express transportation revenues increased 7.9% due to a 3.8% increase in RPMs and a 4.3% increase in yield. Cargo and freight revenues decreased 5.6% primarily due to lower mail and freight volume.

Operating Expenses-Operating expenses were lower by 17.7%. Operating expenses excluding Government compensation and Special items were lower by 9.1% on a capacity decrease of 11.0%. Personnel costs decreased 18.7% due to lower headcount levels, wage rates and employee pension and benefit expenses partially offset by $92 million of stock-based compensation expenses resulting from the issuance of US Airways Group common stock to employees covered by collective bargaining agreements following emergence from Chapter 11. Aviation fuel increased 7.4% due to higher average fuel prices partially offset by schedule-driven decreases in consumption. Aircraft rent decreased 15.0% due to favorably restructured leases and lease rejections made in connection with the Company's Chapter 11 filing partially offset by new leases as a result of the conversion of mortgaged aircraft to leased aircraft. Other rent and landing fees decreased 4.0% due to schedule driven decreases in landing fees. Selling expenses decreased 3.0% due to sales volume driven decreases in credit card fees, computer reservation fees and travel agent commissions. Aircraft maintenance increased 28.0% reflecting higher costs associated with third-party engine repair services partially offset by the fewer aircraft in the operating fleet. Depreciation and amortization decreased 25.7% due to fewer owned aircraft in the operating fleet and lower book values on the existing fleet as a result of fresh-start reporting. Other operating expenses decreased 8.3% due to decreases in insurance expenses and schedule-related expenses including passenger food expenses and crew travel expenses. Refer to "Unusual Items" below for information on Special items and Government compensation.

Other Income (Expense)-Interest income decreased due to lower return rates quarter-over-quarter partially offset by higher average investment balances. Interest expense decreased as a result of the conversion of mortgaged aircraft to leased aircraft and the abandonment of certain aircraft partially offset by interest related to the ATSB Loan. Other, net income increased as a result of mark-to-market adjustments on certain stock options held by the Company. Refer to "Unusual Items" below for information on Reorganization items, net.

Provision (Credit) for Income Taxes-The Company's federal and state income tax expense was $13 million for the second quarter 2003. The Company's estimated annual effective tax rate was 0.8%. The Company continues to record a full valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act), the Company recognized an income tax credit in 2002 equal to the Company's carryback potential. The tax credit recorded in the second quarter of 2002 was based on the then estimated annual effective tax rate for 2002 of 11% exclusive of benefit related to 2001.

Six Months Ended June 30, 2003
Compared with the
Six Months Ended June 30, 2002

Operating Revenues-Passenger transportation revenues decreased $341 million or 12.4% due to a 12.2% decrease in RPMs and a 0.4% decrease in yield. The decrease in RPMs is primarily due to a reduction in demand which led to the schedule reductions that were initiated following the Company's bankruptcy filing in 2002. US Airways Express transportation revenues increased 6.5% due to a 3.6% increase in RPMs and a 3.0% increase in yield.

Operating Expenses-Operating expenses were lower by 17.3%. Operating expenses excluding Government compensation and Special items were lower by 13.0% on a capacity decrease of 11.9%. Personnel costs decreased 25.1% due to lower headcount levels, wage rates and employee pension and benefit expenses partially offset by $92 million of stock-based compensation expenses resulting from the issuance of US Airways Group common stock to employees covered by collective bargaining agreements following emergence from Chapter 11. Aviation fuel increased 12.6% due to higher average fuel prices partially offset by schedule-driven decreases in consumption. Aircraft rent decreased 15.8% due to favorably restructured leases and lease rejections made in connection with the Company's Chapter 11 filing partially offset by new leases as a result of the conversion of mortgaged aircraft to leased aircraft. Selling expenses decreased 22.2% due to sales volume driven decreases in credit card fees, computer reservation fees and travel agent commissions. Travel agent commission rates decreased due to the elimination of the base domestic commissions in March 2002 and increases in internet bookings which are less costly to the Company. Aircraft maintenance increased 12.9% reflecting higher costs associated with third-party engine repair services partially offset by the fewer aircraft in the operating fleet. Depreciation and amortization decreased 19.6% due to fewer owned aircraft in the operating fleet and lower book values on the existing fleet as a result of fresh-start reporting. Other operating expenses decreased 9.5% due to decreases in insurance expenses and schedule-related expenses including passenger food expenses and crew travel expenses. Refer to "Unusual Items" below for information on Special items and Government compensation.

Other Income (Expense)-Interest income decreased due to lower return rates quarter-over-quarter partially offset by higher average investment balances. Interest expense decreased as a result of the conversion of mortgaged aircraft to leased aircraft and the abandonment of certain aircraft partially offset by interest related to the ATSB Loan. Other, net income increased as a result of mark-to-

market adjustments on certain stock options held by the Company. Refer to "Unusual Items" below for information on Reorganization items, net.

Provision (Credit) for Income Taxes-The Company's federal and state income tax expense was $13 million. The Company's estimated annual effective tax rate was 0.8%. The Company continues to record a full valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act), the Company recognized an income tax credit in 2002 equal to the Company's carryback potential. The tax credit recorded in the first six months of 2002 included $53 million related to 2001 losses realizable due to the enactment of the Act and was recorded in the period of enactment. The remainder of the tax credit recorded in the first six months of 2002 was based on the then estimated annual effective tax rate for 2002 of 11% exclusive of benefit related to 2001.

Description of Unusual Items

(i) Special Items

     During the quarter ended June 30, 2003, the Company recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery.

(ii)  Government Compensation

     In April 2003, President George W. Bush signed into law the Emergency Wartime Act, which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. The Emergency Wartime Act includes the following key provisions: (1) $2.3 billion of the appropriation is for grants to be made by the Transportation Security Administration (TSA) to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees; (2) the TSA will not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003; (3) $100 million of the appropriation will be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft; (4) aviation war risk insurance provided by the federal government is extended until August 2004; and (5) certain airlines that receive the aviation-related assistance must agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier's fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees.  The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the security fee reimbursement is remote. The Company's security fee reimbursement was $212 million, net of amounts due to certain affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003.

(iii)  Reorganization Items, Net

     Reorganization items, net for the Predecessor Company represents amounts recognized and incurred as a direct result of the Company's Chapter 11 filing and emergence and are presented separately in the Company's Condensed Consolidated Statement of Operations. Such items consist of the following (dollars in millions):

	Predecessor Company
	Three Months Ended June 30, 2002		Three Months Ended March 31, 2003	Six Months Ended June 30, 2002

Discharge of liabilities (a)	$-		$3,655	$-
Restructured aircraft financings (b)	-		946	-
Termination of pension plans, net (c)	-		386	-
Damage and deficiency claims (d)	-		(1,892)	-
Revaluation of assets and liabilities (a)	-		(1,106)	-
Professional fees	(12)		(51)	(12)
Other	-		(50)	-
	$(12 ==	)	$1,888 ====	$(12 ==	)

(a)   See Note 3 to the Condensed Consolidated Financial Statements.
(b)   As of March 31, 2003, the Company had restructured aircraft debt and lease agreements related to 119 aircraft in connection with its Chapter 11 reorganization including the conversion of 52 mortgages to operating leases.
        The restructured terms generally provide for shorter lease periods and lower lease rates.
(c)   Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans.
        The PBGC was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination which is partially offset by the Company's estimate of the PBGC claim.
        See Part II, Item 1 "Legal Proceedings" for more information.
(d)   Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

Selected US Airways Operating and Financial Statistics (1)

	Three Months Ended June 30,				Increase (Decrease)	Six Months Ended June 30				Increase (Decrease)
	2003		2002			2003		2002
Revenue passengers (thousands)*	10,855		12,982		(16.4)%	20,282		24,807		(18.2)%
RPMs (millions)* (2)	9,811		10,966		(10.5)%	18,044		20,547		(12.2)%
ASMs (millions)* (3)	13,005		14,606		(11.0)%	25,171		28,584		(11.9)%
Passenger load factor* (4)	75.4%		75.1%		0.3 pts.	71.7%		71.9%		(0.2) pts.
Yield* (5)	13.10	c	13.11	c	(0.1)%	13.31	c	13.36	c	(0.4)%
Passenger revenue per ASM* (6)	9.88	c	9.84	c	0.4%	9.54	c	9.60	c	(0.6)%
Average stage length (miles)*	754		684		10.2%	743		667		11.4%
Cost of aviation fuel per gallon (7)	84.87	c	69.28	c	22.5%	89.61	c	68.80	c	30.2%
Cost of aviation fuel per gallon, excluding fuel taxes (8)	79.71	c	63.57	c	25.4%	84.28	c	63.13	c	33.5%
Gallons of aviation fuel consumed (millions)	222		252		(11.9)%	430		498		(13.7) %
Scheduled mileage completion factor*	99.8%		99.3%		0.5 pts.	99.0%		99.4%		(0.4) pts.
Operating aircraft at period-end	279		311		(10.3)%	279		311		(10.3)%
Full-time equivalent employees at period-end	26,587		33,902		(21.6)%	26,587		33,902		(21.6)%

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

     Capacity (as measured by ASMs) decreased 11.0% and 11.9% for the three and six months ended June 30, 2003, respectively. RPMs decreased 10.5% and 12.2% for the three and six months ended June 30, 2003, respectively. This resulted in a 75.4% passenger load factor for the three months ended June 30, 2003, a 0.3 percentage point increase. Both RPMs and ASMs were significantly affected by the schedule reductions initiated following the Company's Chapter 11 filing. Full-time equivalent employees at period-end declined 21.6% reflecting the headcount reduction measures put in place in connection with the Company's 2002 restructuring.

Liquidity and Capital Resources

     As discussed in "Results of Operations" above, the Successor Company's financial statements are not comparable with the Predecessor Company's financial statements. However, for purposes of discussion of liquidity and capital resources, the six months ended June 30, 2003 have been compared to the six months ended June 30, 2002 as included, in part, in the Company's Condensed Consolidated Statements of Cash Flows (which are contained in Part I, Item 1 of this report).

     As of June 30, 2003, the Company's Cash and cash equivalents and Short-term investments totaled $1.42 billion compared to $629 million as of December 31, 2002.

Statement of Cash Flows Narrative

     For the first six months of 2003, the Company's operating activities provided net cash of $72 million compared to operating activities which used net cash of $313 million for the first six months of 2002. Included in second quarter 2003 cash flow from operating activities is $216 million received from the TSA in connection with the Emergency Wartime Act. As a result of the Iraqi war, the Company implemented a 5% pay deferral program in the second quarter of 2003. Through June 30, 2003, the Company had deferred payments of $17 million in connection with this program benefiting cash flow from operations. During the third quarter of 2003, the Company ended the pay deferral program and will repay the deferred amounts during the second half of 2003. Included in net cash used for operating activities for the first six months of 2002 is an income tax refund of $169 million received by the Company primarily as a result of the Job Creation and Worker Assistance Act of 2002, $32 million of compensation received under the Stabilization Act and payments of $188 million of ticket taxes for which remittance was deferred until January 2002 under the Stabilization Act.

     Net cash used for investing activities during the first six months of 2003 was $101 million. For the first six months of 2003, investing activities included cash outflows of $122 million related to capital expenditures, including $108 million in equipment deposits for new regional jet aircraft. Increase in short-term investments reflects the purchase of short-term investments as a result of the Company's increased cash balance. Increase in restricted cash reflects additional collateral deposits related to the Company's third party credit card processor, workers' compensation insurance provider and fuel hedging program. Net cash provided by investing activities during the first six months of 2002 was $167 million. For the first six months of 2002, investing activities included cash outflows of $117 million related to capital expenditures. Capital expenditures included $107 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. Proceeds from disposition of property during the first six months of 2002 includes proceeds related to the sale of surplus aircraft and related parts. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus DC-9, B737-200 and MD-80 aircraft. As of June 30, 2002, substantially all of the proceeds related to these agreements had been received. Decrease (increase) in short-term investments reflects proceeds from the sale of short-term investments. During the second quarter of 2002, the Company established trusts to fund certain obligations it withholds from employees and collects from passengers during the ordinary course of business. The initial funding and the net cash flows of the trust are reflected in Decrease (increase) in restricted cash and investments on the Company's Condensed Consolidated Statements of Cash Flows.

     Net cash provided by financing activities during the first six months of 2003 was $757 million. US Airways received proceeds of $1 billion from the ATSB Loan. Additionally, prior to emergence from Chapter 11 the Company borrowed $69 million under a debtor-in-possession facility provided by RSA (RSA DIP Facility) and $62 million under a debtor-in-possession liquidity facility provided by General Electric (GE DIP Facility). The Company also borrowed $79 million under an exit liquidity facility provided by General Electric (GE) and $18 million on a credit facility provided by GE (see below). The Company used a portion of the above proceeds to repay $369 million that was outstanding under the RSA DIP Facility (including the $69 million discussed above) on the Effective Date. The Company also used a portion of the proceeds to repay the $62 million outstanding under the GE DIP Facility. The Company also made principal payments of debt of $40 million. During the first six months of 2002, net cash provided by financing activities was $82 million. US Airways received proceeds of $116 million from the mortgage financing of three A321 aircraft. Additionally, US Airways received proceeds of $33 million with the private placement of pass through certificates that partially finance five previously delivered A330s. These proceeds were offset by the scheduled principal repayments of long-term debt in the amount of $67 million.

Financings During Chapter 11 and Post-Effective Date Financings

     As part of its restructuring efforts, US Airways received approval for a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with the ATSB Loan. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date and consists of a $1 billion term loan facility to US Airways, $900 million of which is guaranteed by the Stabilization Board. The ATSB Loan is also guaranteed by each of US Airways Group's domestic subsidiaries (other than reorganized US Airways). The ATSB Loan is secured by first priority liens on substantially all of the unencumbered present and future assets of the reorganized Filing Entities (including certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan bears interest (a) if funded through a participating lender's commercial paper conduit program, at a rate of interest equal to the conduit provider's weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30% or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40% and (ii) 10% of the ATSB Loan bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee equal to 4.0% of the Stabilization Board's guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, the Stabilization Board received 7,635,000 warrants that enable it to purchase shares of Reorganized US Airways Group's Class A Common Stock at $7.42 per share.

     The maturity date of the ATSB Loan is October 1, 2009. In addition, the ATSB Loan requires semi-annual amortization payments commencing in October 2006, each amortization payment to be in the amount of $125 million, with a final scheduled principal payment of $250 million due on the maturity date of the ATSB Loan.

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

     The definitive documentation relating to the ATSB Loan contains covenants that require the

Company to satisfy ongoing financial requirements, including debt ratio, fixed charge coverage and liquidity. The ATSB Loan contains covenants that also limit, among other things, the Company's ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 restructuring.

     The covenants in the ATSB Loan were negotiated based upon the future expectations with respect to performance of the restructured Company and of the airline industry. These expectations included assumptions about the extent of a general recovery in the airline industry and the time parameters within which that recovery might occur, as well as the Company's performance with respect to the rest of the industry. While these negotiations were conducted during a period in which the possibility of war in Iraq was a consideration, the substantive terms of the ATSB Loan were concluded prior to the commencement of the war in Iraq. At this time, the general recovery of the airline industry has not occurred as rapidly as anticipated which has impacted the Company's performance. The Company needs to satisfy certain financial covenants in the ATSB Loan which it must first comply with beginning June 30, 2004 for predefined measurement periods ending on or after June 30, 2004. If the Company is unable to meet the aforementioned financial covenants, the Company may not be able to execute its business plan, which could have a material adverse effect on the Company's future liquidity, results of operations and financial condition.

     Pursuant to a definitive agreement, on the Effective Date, RSA invested $240 million in cash in Reorganized US Airways Group in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in Reorganized US Airways Group. As of the Effective Date, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and entitled to designate and vote to elect eight of 15 seats to Reorganized US Airways Group's Board of Directors.

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

     GE is the Company's largest creditor. In addition to the GE Credit Facility, GE has provided financing or guarantees on 114 of the Company's current operating aircraft. It also maintains the engines on the Company's B737-family aircraft, the A320-family aircraft and the B767 aircraft. In connection with its reorganization under Chapter 11, the Company reached a settlement with GE that resolves substantially all aircraft, aircraft engine and loan-related issues. In exchange for warrants to purchase 3,817,500 shares of Class A Common Stock at $7.42 per share in Reorganized US Airways Group, GE (i) modified the terms of certain agreements to meet the cost savings requirements of the business plan published in the Disclosure Statement, (ii) provided a DIP liquidity facility (secured by the same collateral as the GE Credit Facility), (iii) provided an exit liquidity facility of up to $360 million that refinanced obligations under the GE DIP Facility and will provide additional liquidity, (iv) will provide $350 million of lease equity for the financing of regional jets and (v) extended the term of the GE Credit Facility (see above). GE subsequently agreed to provide committed financing for up to 70 regional jets utilizing lease equity and/or mortgage debt (inclusive of the lease equity noted above).

     Every obligation of the Company to GE is generally cross-defaulted to all GE obligations including the GE Credit Facility and are cross-collateralized to the collateral securing the GE Credit Facility.

     Pursuant to registration rights agreements, dated as of March 31, 2003, between US Airways Group, and each of ATSB Securities Trust (ATSB Trust), RSA, GE and Bank of America, US Airways Group agreed to use commercially reasonable efforts (i) to prepare and file a registration statement with the SEC by June 27, 2003, covering all of the Class A Common Stock of US Airways Group issued or to be issued upon exercise of Class A-1 Warrants issued in connection with the ATSB Loan and the GE financing agreements and (ii) to cause such registration statement to become effective by September 26, 2003. In light of its ongoing process of exploring liquidity options for its stock, including listing on a national stock exchange, US Airways Group requested GE, Bank of America, RSA and ATSB Trust to grant waivers (or in the case of ATSB Trust, an amendment) of such filing requirement until September 1, 2003 (or in the case of ATSB Trust, October 1, 2003), and waivers of the requirement regarding effectiveness of the registration statement until December 1, 2003 (or in the case of ATSB Trust, December 31, 2003). Such waivers and the amendment were approved by the respective parties.

     The Company has secured approximately 85% to 90% of the necessary financing for its firm-order regional jet aircraft. This financing includes commitments from GE (see above) and from the respective airframe manufacturers and is subject to certain credit standards or financial tests. Among the applicable credit standards under the aircraft financing commitments is the requirement that US Airways Group and US Airways maintain a minimum credit rating of "B-" by Standard & Poor's (S&P) or "B3" by Moody's Investor Service (Moody's). Both US Airways Group and US Airways presently have received a "B" rating by S&P, but cannot be certain that they will be able to maintain that rating, particularly in view of the ongoing weakness in the airline industry. In order to address that weakness as well as competitive factors in the industry, including the increased competition from low cost airlines, and to maintain and enhance the Company's position within the industry, and to maintain its relationship with its aircraft financiers, the Company is always considering all available strategies for maximizing the utilization of and return on its assets. If the Company is unable to meet the aforementioned standards or financial tests, the Company may not be able to execute its regional jet business plan which could have a material adverse effect on the Company's future liquidity, results of operations and financial condition.

Other

The following table provides detail of the Company's future cash contractual obligations as of June 30, 2003 (dollars in millions).

	Remaining 2003	2004	2005	2006	2007	Thereafter
Long-term debt and capital lease obligations (1)	$ 22	$ 109	$ 141	$ 245	$ 374	$ 2,164
Operating lease commitments (2)	287	698	697	617	535	3,744
Aircraft purchase commitments	311	1,897	840	417	31	2
Regional jet capacity purchase agreements	194	304	285	285	285	1,041
Total	$ 814 ===	$ 3,008 ====	$ 1,963 ====	$ 1,564 ====	$ 1,225 ====	$ 6,951 ====

(1) Excludes related interest amounts. (2) Includes aircraft obligations financed under enhanced equipment trust certificates.

     The Company continues to be highly leveraged. Substantially all of its assets including aircraft and engines are subject to liens securing indebtedness. The Company requires substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. As noted in the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002, the Company's independent auditor's report dated March 24, 2003 contains an explanatory paragraph regarding the Company's ability to continue as a going concern. Upon the Company's emergence from bankruptcy on March 31, 2003, the Company received funding from the ATSB Loan and the RSA Investment Agreement, as noted above. The Company believes its existing cash, cash equivalents and short-term investments provide sufficient liquidity to fund foreseeable working capital needs, capital expenditures and debt service requirements. However, in light of the ongoing weakness in the airline industry and the resulting uncertainty as to passenger demand, fares, fuel prices and aircraft acquisition financing, among other factors, there can be no assurances that the Company can consistently achieve or sustain positive cash flow from operations and comply with all requirements of its debt agreements. Specifically, the ATSB Loan contains financial covenants which were predicated upon, among other things, modest recovery of the airline industry by the end of 2004, the pace and extent of recovery in the industry long-term, and expectations with respect to future performance of the restructured Company. While these covenants were developed during a period in which the possibility of war in Iraq was a consideration, the substantive terms of the ATSB Loan were concluded prior to the commencement of the war in Iraq. As described above, the general recovery of the airline industry is not occurring as rapidly as anticipated. The Company needs to satisfy certain financial covenants in the ATSB Loan Agreement as noted above. The industry is highly competitive. In order to preserve and enhance its industry position, the Company continuously reviews its strategies for the use of its assets, including expansion into new markets, both alone and with partners, in order to deploy its resources most effectively.

     The Company had substantial net operating loss (NOL) carryforwards at December 31, 2002, for federal income tax purposes. However, the NOLs and other tax attributes are expected to be eliminated at the end of the year by cancellation of debt income that results from the bankruptcy. In addition, the Company experienced an "ownership change" (within the meaning of Internal Revenue Code Section 382) on the Effective Date as a result of the issuance of equity to the claimholders and RSA pursuant to the Plan of Reorganization. As a result, use of NOLs and other tax attributes to offset income is limited during the portion of the year following the ownership change, and, if any NOLs or other tax attributes remain after the offset of cancellation of debt income, the Company's ability to use them in future years is limited. Moreover, any remaining tax attributes will be subject to further limitations if the Company experiences additional future ownership changes.

     Because RSA holds a significant equity position in Reorganized US Airways Group, if RSA disposes of all or some significant amount of this position, it could cause Reorganized US Airways Group to undergo a new ownership change. This would generally limit (or possibly eliminate) Reorganized US Airways Group's ability to use post-Effective Date NOLs and other tax attributes.

     US Airways utilizes third party service providers to process credit card transactions. If US Airways fails to meet certain conditions, these providers can (i) require additional cash collateral or additional discretionary amounts upon the occurrence of certain events and (ii) under certain circumstances, terminate such credit card processing agreements. The termination of credit card processing agreements could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

     The Company's agreement with National Processing Corporation (NPC), a division of National City Bank of Cleveland, for processing of domestic Visa and Mastercard transactions expired in May 2003. At that time, US Airways reached an agreement with Bank of America, N.A. to commence the processing of these transactions. This new agreement expires in December 2008. US Airways was required to deposit $48 million in additional cash collateral with Bank of America in excess of the amount on deposit with NPC at the commencement of the agreement. The total collateral amount posted with Bank of America is increased or decreased weekly due to changes in unflown ticket liability, credit ratings, cash balances and other financial and non-financial measures and was $169 million as included in noncurrent restricted cash on the Condensed Consolidated Balance Sheet as of June 30, 2003.

     On April 9, 2003, S&P assigned a "B" corporate credit rating to US Airways Group and US Airways. Ratings on classes of debt securities of US Airways that had not been defaulted during the Chapter 11 proceedings were removed from CreditWatch. Credit ratings issued by agencies such as S&P and Moody's affect the Company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken. As discussed above, US Airways Group and US Airways are required to maintain minimum credit ratings pursuant to applicable credit standards in the regional jet financing commitments.

     On August 14, 2003, US Airways Group entered into a purchase agreement with Aviation Acquisition L.L.C. (Aviation) and OCM Principal Opportunities Fund II, L.P. (OCM) pursuant to which, subject to the terms and conditions of the agreement, Aviation and OCM will purchase shares of Class A Common Stock retained by US Airways Group from those shares of Class A Common Stock allocated to employees pursuant to the Plan of Reorganization and vested at July 31, 2003 (the Purchase Agreement). The retained shares represent the total employee tax withholding obligation of approximately $37 million with respect to the vested portion of the restricted stock grants. The amount of withholding was determined on the basis of a price of $7.34 per Class A common share and applicable federal, state, and local taxes. Aviation and OCM will pay $7.34 per share for the Class A common shares. The Purchase Agreement provides for the escrow by Aviation and OCM of a total of $37 million on August 15, 2003 for up to 5,007,148 shares, which is the estimated maximum number of withheld shares subject to the Purchase Agreement, and which will be released as the amounts of such shares are determined. The Purchase Agreement provides that shares will be delivered to the purchasers and the funds for such shares delivered to US Airways Group on or before August 27, 2003 in one or more tranches when the final determination of the amount of withheld shares used to meet the employee withholding obligations has been determined.

Critical Accounting Policies Update

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company believes that the following accounting policies are critical because they are subject to significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions (for information on the Company's additional critical accounting policies, see Part II, Item 7 of the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002):

Fresh-Start Reporting-In accordance with SOP 90-7, the Company adopted fresh-start reporting upon emergence from Chapter 11. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Condensed Consolidated Balance Sheet. Estimates of fair value represent the Company's best estimate based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry trends and by reference to market rates and transactions. US Airways Group's fresh-start equity value of $438 million at March 31, 2003 was determined with the assistance of financial advisors. In determining the equity value, the financial advisors and US Airways Group considered several matters, including the following: (i) certain recent financial information of US Airways Group; (ii) certain financial projections prepared by US Airways Group in connection with the ATSB Loan and RSA Investment Agreement including the underlying assumptions; (iii) the equity transactions encompassed by the RSA Investment Agreement; (iv) a discounted cash flow analysis prepared on a going concern basis; (v) current and historical market values of publicly traded companies that are in businesses reasonably comparable to US Airways Group and (vi) certain additional economic and industry conditions. The Company is currently in the process of having certain assets and liabilities appraised. Changes in the fair values of these assets and liabilities from the current estimated values as well as changes in other assumptions could significantly impact the reported value of Goodwill. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. See Note 3 to the Condensed Consolidated Financial Statements for further detail related to the fresh-start fair value adjustments.

Impairment of Goodwill-Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires management to make judgements about the fair value of the US Airways reporting unit to determine whether goodwill is impaired. The Company believes that this accounting estimate is a "critical accounting estimate" because: (1) goodwill is a significant asset and (2) the impact that recognizing an impairment would have on the assets reported on the balance sheet, as well as net income, could be material. Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value. The Company plans on completing an impairment test on goodwill during the fourth quarter of 2003. If the Company concludes that goodwill is impaired, the resulting charge could be material based on the current carrying amount of goodwill.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both, as a result of ownership, contractual or other financial interests in the VIE. The Company believes the adoption of FIN 46 does not materially affect its financial statements. In reaching this conclusion, the Company identified certain lease arrangements that were within the scope of FIN 46. This included a review of 62 aircraft operating leases for which the Company is the lessee and a trust established specifically to purchase, finance and lease the aircraft to the Company served as lessor. Each of these leases contains a fixed-price purchase option that allows the Company to purchase the aircraft at predetermined prices on specified dates during the latter part of the lease term. Based on its cash flow analysis, the Company believes that it is not the primary beneficiary under these lease arrangements. The Company also reviewed long-term operating leases at a number of airports, including leases where the Company is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. The Company believes that FIN 46 is not applicable to arrangements with governmental entities. To the extent the lease and related guarantee are with a separate legal entity other than a governmental entity, the Company believes that it is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee or fixed-price purchase option. However, as a result of the complexities of this interpretation, the evolving understanding and forthcoming implementation guidance from the FASB, the Company is continuing to evaluate the provisions of FIN 46.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The Company does not believe the transition requirements prescribed by SFAS 150 will have a material impact on its results of operations or financial condition.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company does not believe SFAS 149 will have a material impact on its results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company's liquidity, results of operations and financial condition.

     The Company utilizes financial derivatives to manage the risk associated with changes in aviation fuel prices. As of June 30, 2003, the Company had open fuel hedge positions in place to hedge approximately 40% of its third quarter 2003 anticipated jet fuel requirements, 60% of its fourth quarter 2003 anticipated jet fuel requirements and 16% of its full year 2004 anticipated jet fuel requirements.

     There have been no other material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Annual Report of the Company to the SEC on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of such date. There were no changes in the Company's internal control over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

     On the Petition Date, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case No. 02-83985-SSM). On the same date, US Airways Group, Inc. (US Airways Group), US Airways' parent company, and six of its other subsidiaries (collectively with US Airways, the Filing Entities) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization cases were jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." During the pendency of the Chapter 11 cases, US Airways continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

     On January 7, 2003, the Internal Revenue Service (IRS) issued a notice of proposed adjustment to the Company proposing to disallow $573 million of capital losses that the Company sustained in the tax year 1999 on the sale of stock of USLM Corporation (USLM). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court asserting the following claims with respect to USLM: (1) secured claims for U.S. federal income tax and interest of $0.7 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, the Company reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest, and penalties due subject to final approval from the Joint Committee on Taxation.

     On January 30, 2003, the Filing Entities filed a motion requesting (i) a determination from the Bankruptcy Court that the Filing Entities satisfy the financial requirements for a "distress termination" of the defined benefit Retirement Income Plan for Pilots of US Airways, Inc. (Pilot Retirement Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and approval of such pension plan's termination and (ii) authorization to implement a defined contribution retirement plan for its pilots (Distress Termination Motion). On March 2, 2003, the Bankruptcy Court entered an order (March 2 Order) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the Pilot Retirement Plan had been met and approving termination of the Pilot Retirement Plan subject to a determination, under the arbitration procedures established by the collective bargaining agreement and the Railway Labor Act, that the proposed termination did not violate the collective bargaining agreement between US Airways and the Air Line Pilots Association (ALPA). The Bankruptcy Court authorized US Airways to establish, effective as of the date of termination, a follow-on defined contribution retirement plan for the pilots of US Airways, on terms consistent with the letter agreement of December 13, 2002, between US Airways and ALPA. On March 21, 2003, the Company and ALPA reached agreement on a defined contribution plan to be effective April 1, 2003 in accordance with the terms and conditions set forth in Letter of Agreement #85, which resolved all disputes between the Company and ALPA regarding the distress termination of the Pilot Retirement Plan (including the grievance filed by ALPA on February 3, 2003). The agreement was ratified by the ALPA Master Executive Council, approved by the PBGC and was granted final approval by the Bankruptcy Court at a hearing on March 28, 2003. The Pilot Retirement Plan was terminated by agreement between the PBGC and the Company effective as of March 31, 2003, and the PBGC was appointed trustee of the Pilot Retirement Plan.

     On March 6, 2003, the Retired Pilots Association of US Airways (known as the "Soaring Eagles") filed a Notice of Appeal from the Bankruptcy Court's March 2 Order. Subsequently, three additional Notices of Appeal were filed from the March 2 Order on behalf of ALPA, a group of eighteen pilots collectively referred to as the "Lump Sum Eligible Pilots," and a group of forty-nine active pilots collectively referred to as the "Menear Claimants Pilot Group." ALPA withdrew its Notice of Appeal at a hearing on March 28, 2003. Also at the March 28 hearing, the Company's settlement with the Lump Sum Eligible Pilots concerning Pilot Retirement Plan benefits was read into the record. On May 28, 2003, the federal district court denied the Soaring Eagles' Notice of Appeal. On June 26, 2003, the Soaring Eagles appealed the district court's decision to the Court of Appeals in the Fourth Circuit. On June 11, 2003, the Menear Claimants Pilot Group withdrew their appeal. Pursuant to their settlement with the Company, the Lump Sum Eligible Pilots agreed to dismiss their appeal, subject to final documentation of the agreement. While the Company believes strongly that it ultimately will prevail on these appeals, there can be no guarantee of such an outcome.

     US Airways Group and US Airways have been named as defendants in two lawsuits filed in United States District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines' motion for summary judgment and granted the plaintiffs' motion for class certification in each of the cases. On May 31, 2002, US Airways Group and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta and Northwest filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest and Delta's petition for rehearing en banc was denied. Notwithstanding the district court's denial of summary judgment and the petition, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The automatic stay under section 362(a) of the Bankruptcy Code has been lifted since the Company's emergence from bankruptcy on March 31, 2003.

     US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a class action lawsuit on behalf of all United States-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999, 2001 and 2002. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief. Discovery has now closed and the other defendants have filed motions for summary judgment. On July 11, 2003, the federal court in North Carolina held a status conference setting a February 2, 2004 trial date, designating Raleigh, North Carolina as the site of the trial.

     The Company has been named as a defendant, along with most of the major domestic, several national and a number of international carriers, in a class action lawsuit on behalf of all United

States-based travel agents filed in federal court in the Northern District of California. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines beginning in or around September 1997, in or around October 1999, in or around August 2001, in or around March 2002 and continuing through the date of the filing of the complaint. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief, costs and attorneys' fees and other relief. On June 30, 2003, the Bankruptcy Court issued a contempt order and awarded sanctions against Tam Travel Agents for knowingly and willfully violating the discharge injunction contained in the Filing Entities' plan of reorganization. Plaintiff's counsel subsequently filed a stipulation of dismissal of the claims in federal court in the Northern District of California.

     The Company has been named as a defendant, along with most of the major domestic carriers, in a class action lawsuit on behalf of certain Ohio-based travel agents, captioned as Paula Fausky d/b/a TIMELESS TRAVEL, et.al vs. American Airlines, et.al, and filed in federal court for the Northern District of Ohio, Eastern Division. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines beginning in or around 1995, in or around mid to late September of 1997, beginning in October of 1998, beginning on October 7, 1999, and beginning in August of 2001. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief, costs and attorneys' fees and other relief. On June 12, 2003, plaintiffs filed a Motion of Voluntary Dismissal of the complaint against the Company in the United States District Court for the Northern District of Ohio, Eastern District.

     Williard, Inc. (Williard) together with the joint venture of Williard and Len Parker Associates, was awarded two construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard and the joint venture sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Williard was purchased by Limbach Associates (Limbach). Limbach filed proofs of claim in the bankruptcy court, and those claims have not yet been resolved. In addition, Limbach has a filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development (PAID) and received permission to include US Airways as a co-defendant, provided that Limbach did not make any claims against US Airways in that action. In the lawsuit against the City and PAID, Limbach is seeking the same sums as in its earlier lawsuit and proofs of claim against US Airways, but this time under equitable theories. Should Limbach recover in the lawsuit against the City and PAID, the damages would be paid at 100 cents on the dollar, unlike its claims directly against US Airways, which if successful would be paid as unsecured pre-petition claims. However, US Airways has an obligation to indemnify the city and PAID under the airport development lease, which US Airways assumed as part of the bankruptcy process. Therefore, any recovery by Limbach against the City and PAID could result in an indemnification claim that US Airways would have to pay at 100 cents on the dollar.

     Claims arising out of the litigation proceedings discussed above, if ultimately determined to have merit, will likely constitute prepetition general unsecured nonpriority claims in the Chapter 11 cases and will thus be subject to the discharge and distribution provisions contained in the Plan of Reorganization.

Item 2. Changes in Securities and Use of Proceeds

     In connection with the Company's emergence from bankruptcy, the then-outstanding equity securities of the Predecessor Company were cancelled and 1,000 shares of new common stock were issued to US Airways Group.

Item 5. Other Information

     As a result of the Chapter 11 filing, the rights of the Company's creditors to enforce remedies against the Company in connection with its debt and lease obligations were stayed or suspended during the bankruptcy process. However, pursuant to the provisions of the Bankruptcy Code and the Plan of Reorganization, upon the Company's emergence from bankruptcy, all of its debt and lease obligations have been either discharged, assumed and cured or are currently being restructured in connection with Section 1110 Agreements discussed above in Part I, Item 2 "Fleet Restructuring". The Company believes that it will complete definitive documentation with regard to the renegotiation of the obligations subject to Section 1110 Agreements. In the event that the Company fails to renegotiate such obligations, such failure would result in the loss of use of the aircraft subject to such obligations, which could have a material adverse effect on the Company's fleet operations.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits
Designation	Description

1 31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

1 31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

1 32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.  Reports on Form 8-K
Date of Report	Subject of Report

June 3, 2003	Filed a Form 8-K disclosing May 2003 performance for US Airways Group, Inc. and US Airways, Inc., including certain forward looking information.

June 2, 2003

Filed a Form 8-K disclosing that US Airways Group, Inc. and US Airways, Inc. reached an agreement with its labor unions to delay the initial distribution of US Airways Group, Inc. stock to employees represented by the labor unions for 30 days.

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

35

April 4, 2003	Filed a Form 8-K disclosing March 2003 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward looking information.

March 31, 2003

Filed a Form 8-K disclosing the monthly operating report for US Airways Group, Inc. for the period February 1, 2003 through February 28, 2003, as filed with the Bankruptcy Court for the Eastern District of Virginia, Alexandria Division and a news release disclosing US Airways Group, Inc.'s emergence from Chapter 11 bankruptcy proceedings.

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

US Airways, Inc. (Registrant)

Date: August 14, 2003	By: /s/ Anita P. Beier Anita P. Beier Vice President and Controller (Chief Accounting Officer)