Form 10-Q
period 2003-09-30
US AIRWAYS INC
filed 2003-11-14
CIK 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

US Airways, Inc.
(Exact name of registrant as specified in its charter)
State of Incorporation: Delaware

(Commission file number: 1-8442)
(I.R.S. Employer Identification No: 53-0218143)

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
                                                                 Yes                           No   X

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                Yes    X                     No

     As of October 31, 2003 there were outstanding 1,000 shares of common stock of US Airways, Inc.

US Airways, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2003

Table of Contents

US Airways, Inc.
Condensed Consolidated Statements of Operations
(in millions)
(unaudited)

Successor Company		Predecessor Company	Successor Company	Predecessor Company
Three Months Ended September 30, 2003		Three Months Ended September 30, 2002	Six Months Ended September 30, 2003	Three Months Ended March 31, 2003	Nine Months Ended September 30, 2002

Operating Revenues
Passenger transportation	$ 1,264	$ 1,310	$ 2,549	$ 1,117	$ 4,055
US Airways Express transportation revenues	331	269	644	242	790
Cargo and freight	30	34	63	35	103
Other	124	122	252	118	372
Total Operating Revenues	1,749	1,735	3,508	1,512	5,320

Operating Expenses
Personnel costs	587	681	1,250	562	2,317
Aviation fuel	195	197	383	197	539
Aircraft rent	96	120	198	101	361
Other rent and landing fees	103	104	199	99	301
Selling expenses	90	88	186	83	319
Aircraft maintenance	74	65	171	70	212
Depreciation and amortization	50	66	102	63	209
Special items	-	-	34	-	(3)
Government compensation	-	3	(212)	-	3
US Airways Express capacity purchases	311	278	589	251	813
Other	280	315	576	288	964
Total Operating Expenses	1,786	1,917	3,476	1,714	6,035

Operating Income (Loss)	(37)	(182)	32	(202)	(715)

Other Income (Expense)
Interest income	5	7	10	2	25
Interest expense, net	(54)	(79)	(108)	(73)	(243)
Reorganization items, net	-	(108)	-	1,888	(120)
Other, net	(3)	(11)	7	(2)	(13)
Other Income (Expense), Net	(52)	(191)	(91)	1,815	(351)

Income (Loss) Before Income Taxes	(89)	(373)	(59)	1,613	(1,066)

Provision (Credit) for Income Taxes	(1)	(15)	12	-	(185)

Net Income (Loss)	$ (88 ==== )	$ (358 ==== )	$ (71 ==== )	$1,613 ====	$ (881 ==== )

See accompanying Notes to Condensed Consolidated Financial Statements

US Airways, Inc.
Condensed Consolidated Balance Sheets
(in millions)
	Successor Company	| Predecessor | Company
	September 30, 2003	| December 31, | 2002
ASSETS	(unaudited)	|
Current Assets		|
Cash and cash equivalents	$1,070	| $	580
Short-term investments	307	|	49
Restricted cash	147	|	150
Receivables, net	322	|	220
Receivables from related parties, net	-	|	92
Materials and supplies, net	172	|	176
Prepaid expenses and other	119	|	83
Total Current Assets	2,137	|	1,350
Property and Equipment		|
Flight equipment	2,466	|	5,147
Ground property and equipment	343	|	1,108
Less accumulated depreciation and amortization	(77)	|	(2,495)
	2,732	|	3,760
Purchase deposits for flight equipment	196	|	56
Total Property and Equipment	2,928	|	3,816
Other Assets		|
Goodwill	2,367	|	531
Other intangibles, net	541	|	307
Restricted cash	411	|	364
Other assets, net	23	|	96
Total Other Assets	3,342	|	1,298
	$8,407 ====	| $	6,464 ====
LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)		|
Current Liabilities		|
Current maturities of long-term debt	$71	| $	300
Accounts payable	369	|	217
Payables to related parties, net	27	|	-
Traffic balances payable and unused tickets	975	|	784
Accrued aircraft rent	21	|	164
Accrued salaries, wages and vacation	215	|	281
Other accrued expenses	663	|	438
Total Current Liabilities	2,341	|	2,184
Noncurrent Liabilities and Deferred Credits		|
Long-term debt, net of current maturities	2,846	|	18
Deferred gains and credits, net	328	|	-
Postretirement benefits other than pensions	1,679	|	1,443
Employee benefit liabilities and other	976	|	2,272
Total Noncurrent Liabilities and Deferred Credits	5,829	|	3,733
Liabilities Subject to Compromise	-	|	5,503
Stockholder's Equity (Deficit)		|
Common stock	-	|	-
Paid-in capital	349	|	2,661
Retained earnings (deficit)	(71)	|	(4,485)
Deferred compensation	(53)	|	-
Receivable from parent company	-	|	(2,262)
Accumulated other comprehensive income (loss)	12	|	(870)
Total Stockholder's Equity (Deficit)	237	|	(4,956)
	$8,407 ====	| $	6,464 ====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Successor Company	| | Predecessor Company
Six Months Ended September 30, 2003		| Three Months | Ended | March 31, 2003		Nine Months Ended September 30, 2002
		|
Net cash provided by (used for) operating activities	$198	| $	(189)	$(212)
		|
Reorganization items, net	-	|	(90)	(31)
		|
Cash flows from investing activities		|
Capital expenditures	(163)	|	(7)	(121)
Proceeds from dispositions of property	11	|	2	95
Decrease (increase) in short-term investments	(239)	|	(19)	454
Decrease (increase) in restricted cash and investments	13	|	(57)	(289)
Proceeds from repayment of parent company loans	-	|	237	-
Merger of USLM Corporation	-	|	-	54
Other	7	|	(8)	6
Net cash provided by (used for) investing activities	(371)	|	148	199
		|
Cash flows from financing activities		|
Proceeds from issuance of long-term debt	37	|	1,081	149
Proceeds from Debtor-in-Possession financings	-	|	131	375
Advance from parent company	34	|	-	-
Principal payments on long-term debt and capital lease obligations	(23)	|	(35)	(77)
Principal payments on Debtor-in-Possession financings	-	|	(431)	(75)
Net cash provided by financing activities	48	|	746	372
		|
Net increase (decrease) in Cash and cash equivalents	(125)	|	615	328
Cash and cash equivalents at beginning of period	1,195	|	580	537
Cash and cash equivalents at end of period	$1,070 ====	| $	1,195 ====	$865 ===
		|
Noncash investing and financing activities		|
Flight equipment acquired through issuance of debt	$-	| $	-	$77
		|
Supplemental Information		|
Interest paid during the period	$97	| $	72	$184
Income taxes received (paid) during the period	$(10)	| $	2	$173

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

     The Plan of Reorganization constituted a separate plan of reorganization for each of the Filing Entities. In accordance with the Bankruptcy Code, the Plan of Reorganization divided claims against, and interests in, each of the Filing Entities into classes (Classes of Claims and Interests) according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the Air Transportation Stabilization Board (Stabilization Board), the Retirement Systems of Alabama Holdings LLC (RSA), the Company's management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the Pension Benefit Guarantee Corporation (PBGC), in satisfaction of their allowed claims. The distribution to unsecured creditors is currently estimated to have a value of between 1.2 percent to 1.8 percent of total allowed unsecured claims. The ultimate distribution percentage may fall outside of this range. See "Claims Resolution" below. Persons holding equity in US Airways Group prior to the Effective Date were not entitled to any distribution under the Plan of Reorganization and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the Plan of Reorganization, investors should refer to the Plan of Reorganization and the disclosure statement approved by the Bankruptcy Court on January 17, 2003 and filed with the Company's Current Report on Form 8-K, dated January 31, 2003 and filed with the SEC on February 4, 2003 (Disclosure Statement).

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

     ATSB Loan

     As part of its restructuring efforts, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act (Stabilization Act) from the Stabilization Board in connection with a $1 billion term loan financing (the ATSB Loan). The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date. The ATSB Loan is secured by substantially all unencumbered assets of US Airways Group and is guaranteed by each of US Airways Group's other domestic subsidiaries. See "Liquidity and Capital Resources" below for more information including information related to covenants associated with the ATSB Loan.

     Fleet Restructuring

     Under the Confirmation Order, the Filing Entities were authorized to reject or abandon certain aircraft after the Effective Date as long as each such aircraft was subject to a Section 1110 Agreement (defined below). Section 1110 of the Bankruptcy Code provides, in relevant part, that unless the Filing Entities, within 60 days after the Petition Date, agreed to perform all of the obligations (Section 1110 Agreement) under the lease, security agreement or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Filing Entities' insolvency or other financial condition of the Filing Entities) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code or by any power of the Bankruptcy Court. Consequently, certain aircraft remain subject to Section 1110 Agreements that have been extended until December 22, 2003. Prior to the Effective Date, the Company reached agreements covering substantially all of the aircraft subject to restructuring agreements that the terms of the restructured agreements would become effective on the Effective Date. With respect to aircraft for which restructuring documentation has not been completed, the Company continues to negotiate with the relevant lessors and mortgagees to complete final documentation. The Company believes that it will complete definitive documentation with regard to the renegotiation of the obligations subject to Section 1110 Agreements.

     Claims Resolution

     Pursuant to the bankruptcy process, the Company's claims agent received approximately 5,300 timely-filed proofs of claims totaling approximately $65 billion in the aggregate, exclusive of approximately $16 billion in claims from Allegheny County and Allegheny County Airport Authority (Allegheny) which have been resolved (see "Pittsburgh Leases" below) and approximately 350 proofs of claims timely-filed by governmental entities totaling approximately $225 million in the aggregate. As of October 31, 2003, the Filing Entities have filed objections totaling approximately $58 billion. The Plan of Reorganization provides for a disputed claims resolution process. The Plan of Reorganization provides for 4,968,720 shares of US Airways Group Class A Common Stock and 3,048,030 each of US Airways Group Class A-1 Warrants and shares of US Airways Group Class A Preferred Stock to be issued to unsecured creditors. Distributions of these shares and warrants commenced during September 2003 with the distribution of approximately 1.3 million shares of Class A Common Stock and 0.8 million each of Class A-1 Warrants and shares of Class A Preferred Stock to unsecured creditors. The effects of these distributions were reflected in the Company's financial statements upon emergence and will not have any further impact on the results of operations. A number of significant claims, including certain aircraft related claims and the PBGC claim remain to be resolved. Accordingly, ultimate allocations and distributions of new equity to claimants in Reorganized US Airways Group on account thereof, is not presently known.

     Pittsburgh Leases

     On July 25, 2003, US Airways, Allegheny County and Allegheny reached an agreement resolving and releasing all bankruptcy claims filed by Allegheny County and Allegheny against US Airways with regard to Pittsburgh International Airport. The agreement resolves all bankruptcy claims, including claims relating to the rejections of the airline operating agreements and other related terminal lease agreements effective January 5, 2004 (unless otherwise agreed upon by the parties). Under the agreement, in exchange for the release of all claims, Allegheny and Allegheny County entered into a stipulation under which Allegheny and Allegheny County will be granted an allowed general unsecured claim in the amount of $211 million to be shared with claims of other unsecured creditors receiving distributions of equity in accordance with the Plan of Reorganization (see "Claims Resolution" above). US Airways, Allegheny County and Allegheny continue to negotiate an agreement to extend the leases.

(this space intentionally left blank)

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

(this space intentionally left blank)

3.  Fresh-start Reporting

     In connection with its emergence from bankruptcy on March 31, 2003, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Condensed Consolidated Balance Sheet. Estimates of fair value represent the Company's best estimate based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry trends and by reference to market rates and transactions. US Airways Group's equity value of $438 million at March 31, 2003 was determined with the assistance of financial advisors. In determining the equity value, the financial advisors and US Airways Group considered several matters, including the following: (i) certain recent financial information of US Airways Group; (ii) certain financial projections prepared by US Airways Group in connection with the ATSB Loan and RSA Investment Agreement including the underlying assumptions; (iii) the equity transactions encompassed by the RSA Investment Agreement; (iv) a discounted cash flow analysis prepared on a going concern basis; (v) current and historical market values of publicly traded companies that are in businesses reasonably comparable to US Airways Group and (vi) certain additional economic and industry conditions. The Company's equity value of $349 million was determined based on a review of each of US Airways Group's subsidiaries' fair values of assets and liabilities. The Company is currently in the process of having certain assets and liabilities appraised. Changes in the fair value of these assets and liabilities from the current estimated values could significantly impact the reported value of Goodwill. See Note (c) below for changes in Goodwill since March 31, 2003 as a result of the completion of certain appraisals. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

     As a result of the adoption of fresh-start reporting, the Company's post-emergence financial statements are not comparable with its pre-emergence financial statements, because they are, in effect, those of a new entity. The effects of the Plan of Reorganization and fresh-start reporting through September 30, 2003 on the Company's Condensed Consolidated Balance Sheet as of March 31, 2003 are as follows (in millions):

	Predecessor Company	Debt Discharge (a)		Emergence Financings (b)	Fresh-start Adjustments (c)	Successor Company
ASSETS
Current Assets
Cash and cash equivalents	$323	$(431	) $	1,303	$-	$1,195
Short-term investments	68	-		-	-	68
Receivables from related parties, net	115	(51)		(26)	(38)	-
Other current assets	744	-		-	30	774
Total Current Assets	1,250	(482)		1,277	(8)	2,037

Property and Equipment, net	3,021	-		-	(156)	2,865

Other Assets
Goodwill	531	-		-	1,836	2,367
Other intangibles, net	237	-		-	332	569
Restricted cash	383	-		-	-	383
Other assets, net	53	-		-	(20)	33
Total Other Assets	1,204	-		-	2,148	3,352
	$5,475 ====	$(482 ====	) $	1,277 ====	$1,984 ====	$8,254 ====

	Predecessor Company	Debt Discharge (a)		Emergence Financings (b)	Fresh-start Adjustments (c)	Successor Company

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$368	$(298	) $	-	$-	$70
Accounts payable	222	204		-	-	426
Payable to related parties, net	-	-		-	37	37
Traffic balances payable and unused tickets	923	-		-	-	923
Accrued aircraft rent	76	-		-	-	76
Accrued salaries, wages and vacation	238	-		-	-	238
Other accrued expenses	396	100		-	(62)	434
Total Current Liabilities	2,223	6		-	(25)	2,204

Noncurrent Liabilities and Deferred Credits
Long-term debt, net of current maturities	99	1,809		1,040	(121)	2,827
Accrued aircraft rent	-	128		-	(128)	-
Deferred gains and credits, net	-	359		-	12	371
Postretirement benefits other than pensions	1,471	-		-	118	1,589
Employee benefit liabilities and other	868	193		-	22	1,083
Total Noncurrent Liabilities and Deferred Credits	2,438	2,489		1,040	(97)	5,870

Liabilities Subject to Compromise	6,632	(6,632)		-	-	-

Stockholder's Equity (Deficit)
Common stock	-	-		-	-	-
Paid-in capital	2,661	-		169	(2,481)	349
Accumulated deficit	(5,421)	3,655		-	1,766	-
Deferred compensation	-	-		(169)	-	(169)
Receivable from parent company	(2,262)	-		237	2,025	-
Accumulated other comprehensive loss	(796)	-		-	796	-
Total Stockholder's Equity (Deficit)	(5,818)	3,655		237	2,106	180
	$5,475 ====	$(482 ====	) $	1,277 ====	$1,984 ====	$8,254 ====

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
(c)  As of March 31, 2003 the Company recorded $1.11 billion of adjustments to reflect assets and liabilities at fair value (including a $1.12 billion liability increase related to the revaluation of the Company's remaining defined benefit pension plans and postretirement benefit plans and a $333 million write-up of gates, slots and routes) and the write-off of the predecessor Company's equity accounts. In addition, goodwill of $2.41 billion was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets. Subsequent to March 31, 2003, the Company recorded an additional $46 million of adjustments to reflect assets and liabilities at fair value, including a $281 million decrease to Property and Equipment, net, a $121 million decrease to Long-term debt, net of current maturities, a $116 million decrease to Deferred gains and credits, net and a $54 million increase to Other intangibles, net. In addition, a $6 million adjustment was made to paid-in capital reflecting a reallocation of US Airways Group equity as a result of additional fair value adjustments to assets at certain US Airways Group subsidiaries other than US Airways. An adjustment of $46 million was also made to goodwill as a result of the above fair value adjustments.

4.  Income Taxes

     The Company's federal and state income tax credit was $1 million for the third quarter 2003. The Company's effective tax rate for the nine months ended September 30, 2003 was 0.8%. This differed from statutory rates primarily due to utilization of net operating loss carryforwards. The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding their ultimate realization. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Job Act), the Company recognized an income tax credit in 2002 equal to the Company's carryback potential. The tax credit recorded in the first nine months of 2002 included $53 million related to 2001 losses realizable due to the enactment of the Job Act and was recorded in the period of enactment. The remainder of the tax credit recorded in the first nine months of 2002 was based on the then estimated annual effective tax rate for 2002 of 11% exclusive of benefit related to 2001.

5.  Long-Term Debt, Including Capital Lease Obligations

     Details of long-term debt of the Successor Company are as follows (in millions):

September 30,
2003
Senior Debt:
ATSB Loan, installments due 2006 to 2009	$1,000
Equipment financing agreements, installments due 2003 to 2022	1,519
Engine manufacturer credit facility, installments due 2004 to 2012	389
Engine manufacturer liquidity facility, installments due 2010 to 2012	101
3,009
Capital lease obligations	50
Total	3,059
Less: Unamortized discount	(142)
Current maturities of long-term debt	(71)
Long-term debt, net of current maturities	$2,846 ====

     Maturities of long-term debt and debt under capital leases as of September 30, 2003 are as follows (in millions):

Remaining in 2003	$4
2004	109
2005	141
2006	245
2007	374
Thereafter	2,186
$3,059 ====

     The ATSB Loan was funded in connection with the Company's emergence from bankruptcy on March 31, 2003. The ATSB Loan consists of a $1 billion term loan facility to US Airways, $900 million of which is guaranteed by the Stabilization Board. Refer to Note 1 above for more information regarding the ATSB Loan.

     As of September 30, 2003, the weighted average effective interest rate is 9.4% for the Equipment financing agreements.

     In November 2001, the Company obtained a $404 million Credit Facility from General Electric (GE Credit Facility) secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, the terms of this credit facility were renegotiated so that borrowings bear interest rates of LIBOR plus 3.5% and the term of the facility is extended from 2006 to 2012.

     General Electric (GE) is the Company's largest creditor. In addition to the GE Credit Facility, GE has provided financing or guarantees on 116 of the Company's current operating aircraft. It also maintains the engines on the Company's B737-family aircraft, the A320-family aircraft and the B767 aircraft. In connection with its reorganization under Chapter 11, the Company reached a global settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues. In exchange for warrants to purchase 3,817,500 shares of Class A Common Stock at $7.42 per share in Reorganized US Airways Group, GE (i) modified the terms of certain agreements to meet the savings requirements of the business plan published in the Disclosure Statement, (ii) provided an exit liquidity facility of up to $360 million that refinanced obligations under the debtor-in-possession facility and provided additional liquidity, (iii) will provide $350 million of lease equity for the financing of regional jets and (iv) extended the term of the GE Credit Facility (see above). GE subsequently agreed to provide committed financing for up to 70 regional jets utilizing lease equity and/or mortgage debt (inclusive of the lease equity noted above).

     Every obligation of the Company to GE is generally cross-defaulted to all GE obligations including the GE Credit Facility and is cross-collateralized to the collateral securing the GE Credit Facility.

     Pursuant to registration rights agreements, dated as of March 31, 2003 and as amended, between US Airways Group, and each of ATSB Securities Trust (ATSB Trust), RSA, GE and Bank of America, US Airways Group agreed to use commercially reasonable efforts (i) to prepare and file a registration statement with the SEC covering all of the Class A Common Stock of US Airways Group issued to RSA or to be issued upon exercise of Class A-1 Warrants issued in connection with the ATSB Loan, the RSA Investment Agreement and the GE financing agreements and (ii) to cause such registration statement to become effective prior to December 1, 2003 (or in the case of ATSB Trust, December 31, 2003). On September 30, 2003, US Airways Group filed a Form S-3 registration statement with the SEC. The Company expects the registration statement to become effective by December 1, 2003.

     Interest rates on $1.51 billion principal amount of long-term debt as of September 30, 2003 are subject to adjustment to reflect changes in floating interest rates.

6.  Commitments to Purchase Flight Equipment

     As of September 30, 2003, US Airways Group has 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009 and 35 purchase-right aircraft which may be converted to firm-order aircraft. US Airways Group also has 10 A330-200 aircraft on firm order scheduled for delivery in the years 2007 through 2009, and options for 10 additional aircraft. In addition, US Airways Group has firm orders for 60 CRJ Series 200, 50-seat single-class aircraft and 25 CRJ 705, 75-seat dual-class aircraft. However, US Airways Group notified Bombardier, Inc. that it will not be taking delivery of the CRJ 705 aircraft, but instead is in negotiations to take delivery of 25 CRJ 701 aircraft. The numbers detailed below reflect this change in equipment type. The first CRJ 200 aircraft was delivered in October 2003 and all firm-order CRJ aircraft are scheduled to be delivered by April 2005. US Airways Group also has firm orders for 85 Embraer ERJ-170, 72-seat aircraft, with the first delivery scheduled for December 2003. US Airways Group has the option to convert the ERJ-170s to ERJ-175s with 76 seats. All ERJ-170 deliveries are scheduled to be received by September 2006. As of September 30, 2003, the minimum determinable payments associated with these acquisition agreements for all firm-order aircraft (including progress payments, payments at delivery, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated to be $261 million for the remainder of 2003, $1.88 billion in 2004, $857 million in 2005, $417 million in 2006, $31 million in 2007 and $2 million thereafter. As a result of the recent regional jet aircraft orders, the Company believes it is probable it will not take delivery of certain previously ordered narrow-body aircraft and recorded an accrual of $35 million for related penalties during the three months ended June 30, 2003.

     The Company has secured approximately 85% to 90% of the necessary financing for the firm-order regional jet aircraft. This financing includes commitments from GE (see Note 5) and from the respective airframe manufacturers and is subject to certain credit standards or financial tests. Among the applicable credit standards under the aircraft financing commitments is the requirement that US Airways Group and US Airways maintain a minimum credit rating of "B-" by Standard & Poor's (S&P) or "B3" by Moody's Investor Service (Moody's). Both US Airways Group and US Airways presently have received a "B" rating by S&P, but cannot be certain that they will be able to maintain that rating, particularly in view of the ongoing weakness in the airline industry and the net losses experienced by the Company. If the Company is unable to meet the aforementioned credit standards or financial tests, the Company may not be able to execute its regional jet business plan which could have a material adverse effect on the Company's future liquidity, results of operations and financial condition.

7.  Leases

     As of September 30, 2003, obligations under capital and noncancelable operating leases for future minimum lease payments for the Company are as follows (in millions):

	Capital Leases	Operating Leases
Remaining in 2003	$-	$130
2004	5	697
2005	5	697
2006	5	616
2007	5	534
Thereafter	114	3,736
Total minimum lease payments	134	6,410
Less sublease rental receipts	-	(29)
Total minimum operating lease payments		$6,381 ====
Less amount representing interest	(84)
Present value of future minimum capital lease payments	50
Less current obligations under capital leases	(1)
Long-term obligations under capital leases	$49 ==

     US Airways also leases certain owned flight equipment to both third and related parties under noncancelable operating leases which expire in the years 2004 through 2006. The future minimum rental receipts associated with these leases are: $2 million-remaining in 2003; $9 million-2004; $7 million-2005 and $1 million-2006.

8.  Stock-based Compensation

     The Predecessor Company applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for awards of stock-based compensation granted to employees. Upon emergence, the Successor Company adopted the fair value method of recording stock-based employee compensation contained in Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" and is accounting for this change in accounting principal using the "prospective method" as described by Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Accordingly, the fair value of all Successor Company stock option grants, as determined on the date of grant, will be amortized as compensation expense in the statements of operations over the vesting period.

     The following table illustrates the effect on net income (loss) as if the fair value based recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock option awards in each period presented for the Predecessor Company (in millions).

	Predecessor Company
Three Months Ended September 30, 2002		Three Months Ended March 31, 2003	Nine Months Ended September 30, 2002

Net income (loss), as reported	$(358)	$1,613	$(881)
Stock-based compensation expense determined under the fair value based method	(3)	(1)	(10)
Net income (loss), pro forma	$(361 === )	$1,612 ====	$(891 === )

9.  Comprehensive Income (Loss)

     Comprehensive income (loss) for the Successor Company was $(88) million and $(60) million for the three months and six months ended September 30, 2003, respectively. Comprehensive income (loss) for the Predecessor Company was $2.48 billion for the three months ended March 31, 2003 and $(362) million and $(859) million for the three and nine months ended September 30, 2002, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income includes changes in the fair value of the Company's available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

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

	Successor Company		Predecessor Company	Successor Company	Predecessor Company
Three Months Ended September 30, 2003			Three Months Ended September 30, 2002	Six Months Ended September 30, 2003	Three Months Ended March 31, 2003	Nine Months Ended September 30, 2002
Operating Revenues:
US Airways	$ 1,418		$ 1,466	$ 2,864	$ 1,270	$ 4,530
US Airways Express	331		269	644	242	790
	$ 1,749 ====		$ 1,735 ====	$ 3,508 ====	$ 1,512 ====	$ 5,320 ====
Income (Loss) Before Income Taxes And Reorganization items, net:
US Airways	$ (109)		$ (256)	$ (115)	$ (266)	$ (923)
US Airways Express	20		(9)	56	(9)	(24)
All Other	-		-	-	-	1
	$ (89 ===	)	$ (265 === )	$ (59 === )	$ (275 === )	$ (946 === )

11. Unusual Items

(i) Special Items

     During the quarter ended June 30, 2003, the Company recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery. See Note 6 for further discussion.

     During the quarters ended June 30, 2003 and 2002, the Company recognized $1 million and $3 million, respectively, in reductions to severance pay and benefit accruals related to the involuntary termination or furlough of certain employees.

(ii)  Government Compensation

      In April 2003, President George W. Bush signed into law the Emergency Wartime Supplemental Appropriations Act (Emergency Wartime Act), which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. The Emergency Wartime Act includes the following key provisions: (1) $2.3 billion of the appropriation was for grants to be made by the Transportation Security Administration (TSA) to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees; (2) the TSA would not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003; (3) $100 million of the appropriation would be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft; (4) aviation war risk insurance provided by the federal government was extended until August 2004; and (5) certain airlines that receive the aviation-related assistance must agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier's fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees.  The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the security fee reimbursement is remote. The Company's security fee reimbursement was $212 million, net of amounts due to certain affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003. In September 2003, the Company received approximately $6 million of compensation associated with flight deck door expenditures which was recorded as and offset to capital costs.

     On September 22, 2001, President Bush signed into law the Stabilization Act which provides, among other things, for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001. Through September 30, 2002, the Company had received approximately $307 million from the U.S. Government under the Stabilization Act. This resulted in an adjustment to the related receivable of $3 million. The payments partially compensated the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

(iii)  Reorganization Items, Net

     Reorganization items, net for the Predecessor Company represents amounts recognized and incurred as a direct result of the Company's Chapter 11 filing and emergence and are presented separately in the Company's Condensed Consolidated Statement of Operations. Such items consist of the following (dollars in millions):

	Predecessor Company
	Three Months Ended September 30, 2002	Three Months Ended March 31, 2003	Nine Months Ended September 30, 2002

Discharge of liabilities (a)	$-	$3,655	$-
Restructured aircraft financings (b)	-	946	-
Termination of pension plans, net (c)	-	386	-
Damage and deficiency claims (d)	-	(1,892)	-
Revaluation of assets and liabilities (a)	-	(1,106)	-
Loss on aircraft abandonment (e)	(66)	(9)	(66)
Professional fees	(27)	(51)	(39)
Other	(15)	(41)	(15)
	$(108 === )	$1,888 ====	$(120 === )

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
(e)  Includes owned aircraft (seven A319s for the 2003 period and 34 F-100s, two B757-200s and one B737-400 for the 2002 periods) that were legally abandoned as part of US Airways Chapter 11 reorganization. Related aircraft liabilities were adjusted for each aircraft's expected allowed collateral value.

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

     Certain of the information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company's current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the financial covenants); the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the ability of the Company to fund and execute its business plan; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing availability and costs; aviation fuel costs; security-related and insurance costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand (particularly from low-cost carriers and multi-carrier alliances); weather conditions; government legislation and regulation; impact of the Iraqi war and the Iraqi occupation; other acts of war or terrorism; and other risks and uncertainties listed from time to time in the Company's reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

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

     The Plan of Reorganization constituted a separate plan of reorganization for each of the Filing Entities. In accordance with the Bankruptcy Code, the Plan of Reorganization divided claims against, and interests in, each of the Filing Entities into classes (Classes of Claims and Interests) according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the Air Transportation Stabilization Board (Stabilization Board), the Retirement Systems of Alabama Holdings LLC (RSA), the Company's management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the Pension Benefit Guarantee Corporation (PBGC), in satisfaction of their allowed claims. The distribution to unsecured creditors is currently estimated to have a value of between 1.2 percent to 1.8 percent of total allowed unsecured claims. The ultimate distribution percentage may fall outside of the range. See "Claims Resolution" below. Persons holding equity in US Airways Group prior to the Effective

Date were not entitled to any distribution under the Plan of Reorganization and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the Plan of Reorganization, investors should refer to the Plan of Reorganization and the disclosure statement approved by the Bankruptcy Court on January 17, 2003 and filed with the Company's Current Report on Form 8-K, dated January 31, 2003 and filed with the SEC on February 4, 2003 (Disclosure Statement).

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

     ATSB Loan

     As part of its restructuring efforts, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act (Stabilization Act) from the Stabilization Board in connection with a $1 billion term loan financing (the ATSB Loan). The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date. The ATSB Loan is secured by substantially all unencumbered assets of US Airways Group and is guaranteed by each of US Airways Group's other domestic subsidiaries. See "Liquidity and Capital Resources" below for more information including information related to covenants associated with the ATSB Loan.

     Fleet Restructuring

     Under the Confirmation Order, the Filing Entities were authorized to reject or abandon certain aircraft after the Effective Date as long as each such aircraft was subject to a Section 1110 Agreement (defined below). Section 1110 of the Bankruptcy Code provides, in relevant part, that unless the Filing Entities, within 60 days after the Petition Date, agreed to perform all of the obligations (Section 1110 Agreement) under the lease, security agreement or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Filing Entities' insolvency or other financial condition of the Filing Entities) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code or by any power of the Bankruptcy Court. Consequently, certain aircraft remain subject to Section 1110 Agreements that have been extended until December 22, 2003. Prior to the Effective Date, the Company reached agreements covering substantially all of the aircraft subject to restructuring agreements that the terms of the restructured agreements would become effective on the Effective Date. With respect to aircraft for which restructuring documentation has not been completed, the Company continues to negotiate with the relevant lessors and mortgagees to complete final documentation. The Company believes that it will complete definitive documentation with regard to the renegotiation of the obligations subject to Section 1110 Agreements.

     Claims Resolution

     Pursuant to the bankruptcy process, the Company's claims agent received approximately 5,300 timely-filed proofs of claims totaling approximately $65 billion in the aggregate, exclusive of approximately $16 billion in claims from Allegheny County and Allegheny County Airport Authority (Allegheny) which have been resolved (see "Pittsburgh Leases" below) and approximately 350 proofs of claims timely-filed by governmental entities totaling approximately $225 million in the aggregate. As of October 31, 2003, the Filing Entities have filed objections totaling approximately $58 billion. The Plan of Reorganization provides for a disputed claims resolution process. The Plan of Reorganization provides for 4,968,720 shares of US Airways Group Class A Common Stock and 3,048,030 each of US Airways Group Class A-1 Warrants and shares of US Airways Group Class A Preferred Stock to be issued to unsecured creditors. Distributions of these shares and warrants commenced during September 2003 with the distribution of approximately 1.3 million shares of Class A Common Stock and 0.8 million each of Class A-1 Warrants and shares of Class A Preferred Stock to unsecured creditors. The effects of these distributions were reflected in the Company's financial statements upon emergence and will not have any further impact on the results of operations. A number of significant claims, including certain aircraft related claims and the PBGC claim remain to be resolved. Accordingly, ultimate allocations and distributions of new equity to claimants in Reorganized US Airways Group on account thereof, is not presently known.

     Pittsburgh Leases

     On July 25, 2003, US Airways, Allegheny County and Allegheny reached an agreement resolving and releasing all bankruptcy claims filed by Allegheny County and Allegheny against US Airways with regard to Pittsburgh International Airport. The agreement resolves all bankruptcy claims, including claims relating to the rejections of the airline operating agreements and other related terminal lease agreements effective January 5, 2004 (unless otherwise agreed upon by the parties). Under the agreement, in exchange for the release of all claims, Allegheny and Allegheny County entered into a stipulation under which Allegheny and Allegheny County will be granted an allowed general unsecured claim in the amount of $211 million to be shared with claims of other unsecured creditors receiving distributions of equity in accordance with the Plan of Reorganization (see "Claims Resolution" above). US Airways, Allegheny County and Allegheny continue to negotiate an agreement to extend the leases.

Recent Developments

     A key component to the Company's overall restructuring plan is the increased usage of regional jets. As a result of Midway's impending liquidation described below and other agreements to operate regional jets that were subject to agreements on labor practices, aircraft acquisition, or other economics, the Company has experienced delays in the rate of introducing additional regional jet service. The Company expects that the number of regional jets it will operate by year end 2003 will be 24 fewer than expected.

     On October 30, 2003, one of the Company's regional jet operators, Midway Airlines Corporation (Midway) was ordered into liquidation after failing to present a viable plan of reorganization in its Chapter 11 proceeding. Midway was flying eight regional jets under its service agreement with the Company. In addition, the Company had provided funding as a debtor-in-possession lender to Midway in connection with a broader agreement for Midway to operate up to 48 regional jets under such service agreement and for US Airways to receive an equity stake in the reorganized Midway. As a result of the failed reorganization process and impending liquidation, the Company is assessing the extent of its recovery in accordance with the bankruptcy court actions in the liquidation. The Company has commenced discussions with the lessors and lenders of such aircraft, as well as the liquidating trustee, regarding the possible transfer of the aircraft to another US Airways Express operator. The Company does not anticipate a material impact on its regional jet expansion as a result of the Midway liquidation if such aircraft are not transferred to another US Airways Express operator.

     In addition, US Airways' pilots have filed grievances with US Airways regarding the terms under which regional jets with seating capacity of 70 or more seats would be flown by US Airways' MidAtlantic division. US Airways believes it is in compliance with its labor agreements. If US Airways does not prevail with respect to these grievances, the implementation of the restructuring plan with respect to increased use of regional jets could be adversely affected, which could have a material adverse effect on the Company's overall business plan.

     The International Association of Machinists and Aerospace Workers and its District Lodge 141-M (IAM) filed a lawsuit in the United States District Court for the Western District of Pennsylvania (District Court) on October 7, 2003, seeking a temporary restraining order and preliminary injunction to enjoin US Airways' use of an outside vendor for certain maintenance work associated with ten Airbus aircraft scheduled for maintenance visits during the fourth quarter of 2003. The IAM contended that the US Airways-IAM collective bargaining agreement obligates US Airways to use its own employees to perform such maintenance, and that using an outside vendor constitutes a "major dispute" under the Railway Labor Act (RLA) requiring maintenance of the status quo. Following briefing and oral argument, the District Court issued a preliminary injunction order and opinion on October 21, 2003, in which it found the dispute between the parties to be a major dispute under the RLA and prohibited US Airways from using any outside vendor for such maintenance. US Airways filed a Notice of Appeal to the Third Circuit and an Emergency Motion for Stay of Preliminary Injunction Pending Appeal and Memorandum of Law in Support Thereof with the District Court on October 21, 2003. On October 24, 2003, the District Court modified the injunction to permit US Airways to allow the outside vendor to complete work on one partially disassembled aircraft, but otherwise denied US Airways' request for a stay pending appeal. On October 27, 2003, US Airways filed a motion for an expedited appeal to the Third Circuit. On November 5, 2003, the Court of Appeals for the Third Circuit granted US Airways' motion for an expedited appeal but denied US Airways' emergency motion for stay of the preliminary injunction pending appeal. US Airways does not presently have the required facilities to perform such maintenance. Therefore, if US Airways is unable to prevail, these aircraft will likely be temporarily parked potentially affecting future service levels.

Financial Overview

     For the third quarter of 2003, the Company's operating revenues were $1.75 billion, operating loss was $37 million and net loss was $88 million. For the comparative period in 2002, operating revenues were $1.74 billion, operating loss was $182 million and net loss was $358 million. The Company's results for the three months ended September 30, 2002 include unusual items (see further discussion on unusual items in "Results of Operations" below).

     The Company continues to face a weak revenue environment and increased competition. Although passenger loads were high during much of the third quarter, continued low passenger fares significantly impacted third quarter 2003 results. These low passenger fares resulted from declines in business traffic (which has higher yields than leisure traffic) which began early in 2001 and were exacerbated by the events of September 11th and continue to remain depressed. The airline industry has engaged in heavy price discounting to stimulate the industry-wide soft demand related to the sluggish economic conditions, the Iraqi war, the Severe Acute Respiratory Syndrome and the threat of further terrorist attacks. In addition, competition from low-fare carriers continues to intensify in the Company's core Eastern U.S. markets. Recent orders for additional aircraft by AirTran Airways and JetBlue Airways and an announcement by Southwest Airlines that it plans to start service at Philadelphia, one of the Company's hubs, indicate that this trend will continue to have a negative impact on the Company's revenue recovery. The growth of low-fare carriers and the rise of price transparency due to the internet have resulted in continued pricing pressure for the Company. A decline in overall industry traffic since 2001 has also not been matched by an equivalent reduction in industry capacity, resulting in an oversupply situation that continues to depress fares. As fares have lowered and the range of fares has become more transparent, the gap between the lowest fares and the highest fares on any given route has come under increasing scrutiny. In response, the Company has undertaken several initiatives to modify the rules regarding the lowest priced tickets. In addition, several competitors have instituted revised fare structures centered on a lower fare for walk-up business travel. Recently, the Company expanded its policy to provide customers with greater flexibility on non-refundable tickets, which is consistent with the competitors' policies. Given the Company's route network and corresponding dependence on business travelers, these new fare structures pose a threat to the Company's revenues to the extent that they encroach into the Company's network.

Results of Operations

     As discussed above, the Company emerged from Chapter 11 and adopted fresh-start reporting on March 31, 2003. References to "Predecessor Company" refer to the Company prior to March 31, 2003. References to "Successor Company" refer to the Company on and after March 31, 2003, after giving effect to the application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company's financial statements are not comparable with the Predecessor Company's financial statements. However, for purposes of discussion of the results of operations, the three and nine months ended September 30, 2003 have been compared to the three and nine months ended September 30, 2002 as included, in part, in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1 of this report) and in "Selected US Airways Operating and Financial Statistics" below. Except where noted, operating statistics referred to below are for scheduled service only.

Three Months Ended September 30, 2003
Compared with the
Three Months Ended September 30, 2002

Operating Revenues-Passenger transportation revenues decreased $46 million or 3.5% due to a 3.8% decrease in revenue passenger miles (RPMs) while yield was flat. The decrease in RPMs is primarily due to the schedule reductions that were initiated following the Company's bankruptcy filing in 2002. US Airways Express transportation revenues increased 23.0% due to a 19.0% increase in RPMs and a 3.5% increase in yield. Cargo and freight revenues decreased 11.8% primarily due to lower mail and freight volumes.

Operating Expenses-Operating expenses were lower by 6.8% on a capacity decrease of 10.2%. Personnel costs decreased 13.8% due to lower headcount levels, wage rates and employee pension and benefit expenses partially offset by $24 million of stock-based compensation expenses resulting from the issuance of US Airways Group common stock to employees covered by collective bargaining agreements following emergence from Chapter 11. Aviation fuel was flat as a result of a 12.8% increase in cost per gallon being offset by an 11.4% drop in gallons consumed. Aircraft rent decreased 20.0% due to favorably restructured leases and lease rejections made in connection with the Company's Chapter 11 filing partially offset by new leases as a result of the conversion of mortgaged aircraft to leased aircraft. Other rent and landing fees was flat as a result of schedule-driven decreases in landing fees partially offset by increased airport rental expenses associated with the new terminal in Philadelphia. Selling expenses increased 2.3% due to higher travel agent commission expenses partially offset by sales- and rate-driven decreases in computer reservation fees and lower advertising activity. Aircraft maintenance increased 13.8% reflecting higher costs associated with third-party engine repair services partially offset by the reduction in the number of aircraft in the operating fleet. Depreciation and amortization decreased 24.2% due to fewer owned aircraft in the operating fleet and lower book values on the existing fleet as a result of fresh-start reporting. Other operating expenses decreased 11.1% due to decreases in insurance expenses and schedule-related expenses including passenger food expenses and crew travel expenses and a $17 million reduction to an accrual upon the resolution of a previous outstanding contingency. Refer to "Description of Unusual Items" below for information on Government compensation.

Other Income (Expense)-Interest income decreased due to lower return rates quarter-over-quarter partially offset by higher average investment balances. Interest expense decreased as a result of the conversion of mortgaged aircraft to leased aircraft and the abandonment of certain aircraft partially offset by interest related to the ATSB Loan. Other, net income increased as a result of mark-to-market adjustments on certain stock options held by the Company. Refer to "Description of Unusual Items" below for information on Reorganization items, net.

Provision (Credit) for Income Taxes- The Company's federal and state income tax credit was $1 million for the third quarter 2003. The Company's effective tax rate for the nine months ended September 30, 2003 was 0.8%. This differed from statutory rates primarily due to utilization of net operating loss carryforwards. The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding their ultimate realization. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Job Act), the Company recognized an income tax credit in 2002 equal to the Company's carryback potential. The tax credit recorded in the third quarter of 2002 was based on the then estimated annual effective tax rate for 2002 of 11%.

Nine Months Ended September 30, 2003
Compared with the
Nine Months Ended September 30, 2002

Operating Revenues-Passenger transportation revenues decreased $389 million or 9.6% due to a 9.3% decrease in RPMs and a 0.3% decrease in yield. The decrease in RPMs is primarily due to the schedule reductions that were initiated following the Company's bankruptcy filing in 2002. US Airways Express transportation revenues increased 12.3% due to a 9.0% increase in RPMs and a 3.0% increase in yield.

Operating Expenses-Operating expenses were lower by 14.0%. Operating expenses excluding Government compensation and Special items were lower by 11.0% on a capacity decrease of 11.3%. Personnel costs decreased 21.8% due to lower headcount levels, wage rates and employee pension and benefit expenses partially offset by $116 million of stock-based compensation expenses resulting from the issuance of US Airways Group common stock to employees covered by collective bargaining agreements following emergence from Chapter 11. Aviation fuel increased 7.6% due to higher average fuel prices partially offset by schedule-driven decreases in consumption. Aircraft rent decreased 17.2% due to favorably restructured leases and lease rejections made in connection with the Company's Chapter 11 filing partially offset by new leases as a result of the conversion of mortgaged aircraft to leased aircraft. Other rent and landing fees decreased 1.0% as a result of schedule-driven decreases in landing fees partially offset by increased airport rental expenses associated with the new terminal in Philadelphia. Selling expenses decreased 15.7% due to sales volume driven decreases in credit card fees and travel agent commissions and sales- and rate-driven decreases in computer reservation system fees. Travel agent commission rates decreased due to the elimination of the base domestic commissions in March 2002 and increases in internet bookings which are less costly to the Company. Aircraft maintenance increased 13.2% reflecting higher costs associated with third-party engine repair services partially offset by the reduction in the number of aircraft in the operating fleet. Depreciation and amortization decreased 21.1% due to fewer owned aircraft in the operating fleet and lower book values on the existing fleet as a result of fresh-start reporting. Other operating expenses decreased 10.2% due to decreases in insurance expenses and schedule-related expenses including passenger food expenses and crew travel expenses and a $17 million reduction to an accrual upon the resolution of a previous outstanding contingency. Refer to "Description of Unusual Items" below for information on Special items and Government compensation.

Other Income (Expense)- Interest income decreased due to lower return rates partially offset by higher average investment balances. Interest expense decreased as a result of the conversion of mortgaged aircraft to leased aircraft and the abandonment of certain aircraft partially offset by interest related to the ATSB Loan. Other, net income increased as a result of mark-to-market adjustments on certain stock options held by the Company. Refer to "Description of Unusual Items" below for information on Reorganization items, net.

Provision (Credit) for Income Taxes- The Company's federal and state income tax expense was $12 million for the nine months ended September 30, 2003. The Company's effective tax rate for the nine months ended September 30, 2003 was 0.8%. This differed from statutory rates primarily due to utilization of net operating loss carryforwards. The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding their ultimate realization. As a result of the March 2002 enactment of the Job Act, the Company recognized an income tax credit in 2002 equal to the Company's carryback potential. The tax credit recorded in the first nine months of 2002 included $53 million related to 2001 losses realizable due to the enactment of the Job Act and was recorded in the period of enactment. The remainder of the tax credit recorded in the first nine months of 2002 was based on the then estimated annual effective tax rate for 2002 of 11% exclusive of benefit related to 2001.

Description of Unusual Items

(i)  Special Items

     During the quarter ended June 30, 2003, the Company recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery. During the quarters ended June 30, 2003 and 2002, the Company recognized $1 million and $3 million, respectively, in reductions to severance pay and benefit accruals related to the involuntary termination or furlough of certain employees.

(ii)  Government Compensation

     In April 2003, President George W. Bush signed into law the 2003 Emergency Wartime Supplemental Appropriations Act (Emergency Wartime Act), which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. The Emergency Wartime Act includes the following key provisions: (1) $2.3 billion of the appropriation was for grants to be made by the Transportation Security Administration (TSA) to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees; (2) the TSA would not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003; (3) $100 million of the appropriation would be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft; (4) aviation war risk insurance provided by the federal government was extended until August 2004; and (5) certain airlines that receive the aviation-related assistance must agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier's fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees.  The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the security fee reimbursement is remote. The Company's security fee reimbursement was $212 million, net of amounts due to certain affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003. In September 2003, the Company received approximately $6 million of compensation associated with flight deck door expenditures which was recorded as an offset to capital costs.

     On September 22, 2001, President Bush signed into law the Stabilization Act which provides, among other things, for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001. Through September 30, 2002, the Company had received approximately $307 million from the U.S. Government under the Stabilization Act. This resulted in an adjustment to the related receivable of $3 million. The payments partially compensated the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

(iii)  Reorganization Items, Net

     Reorganization items, net for the Predecessor Company represents amounts recognized and incurred as a direct result of the Company's Chapter 11 filing and emergence and are presented separately in the Company's Condensed Consolidated Statement of Operations. Such items consist of the following (dollars in millions):

	Predecessor Company
	Three Months Ended September 30, 2002	Three Months Ended March 31, 2003	Nine Months Ended September 30, 2002

Discharge of liabilities (a)	$-	$3,655	$-
Restructured aircraft financings (b)	-	946	-
Termination of pension plans, net (c)	-	386	-
Damage and deficiency claims (d)	-	(1,892)	-
Revaluation of assets and liabilities (a)	-	(1,106)	-
Loss on aircraft abandonment (e)	(66)	(9)	(66)
Professional fees	(27)	(51)	(39)
Other	(15)	(41)	(15)
	$(108 === )	$1,888 ====	$(120 === )

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
(e)  Includes owned aircraft (seven A319s for the 2003 period and 34 F-100s, two B757-200s and one B737-400 for the 2002 periods) that were legally abandoned as part of US Airways Chapter 11 reorganization. Related aircraft liabilities were adjusted for each aircraft's expected allowed collateral value.

Selected US Airways Operating and Financial Statistics (1)
	Three Months Ended September 30,				Increase	Nine Months Ended September 30,				Increase
	2003		2002		(Decrease)	2003		2002		(Decrease)
Revenue passengers (thousands)*	10,584		11,994		(11.8)%	30,866		36,801		(16.1)%
RPMs (millions)* (2)	10,322		10,732		(3.8)%	28,366		31,279		(9.3)%
ASMs (millions)* (3)	13,431		14,956		(10.2)%	38,602		43,540		(11.3)%
Passenger load factor* (4)	76.9%		71.8%		5.1 pts.	73.5%		71.8%		1.7 pts.
Yield* (5)	12.24	c	12.21	c	0.2%	12.92	c	12.96	c	(0.3)%
Passenger revenue per ASM* (6)	9.41	c	8.76	c	7.4%	9.50	c	9.31	c	2.0%
Average stage length (miles)*	795		709		12.1%	760		681		11.6%
Cost of aviation fuel per gallon (7)	86.30	c	77.18	c	11.8%	88.47	c	71.64	c	23.5%
Cost of aviation fuel per gallon, excluding fuel taxes (8)	81.07	c	71.90	c	12.8%	83.17	c	66.10	c	25.8%
Gallons of aviation fuel consumed (millions)	226		255		(11.4)%	656		752		(12.8)%
Scheduled mileage completion factor*	98.9%		99.3%		(0.4) pts.	99.0%		99.4%		(0.4) pts.
Operating aircraft at period-end	279		294		(5.1)%	279		294		(5.1)%
Full-time equivalent employees at period-end	26,300		33,302		(21.0)%	26,300		33,302		(21.0)%

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

     Capacity (as measured by ASMs) decreased 10.2% and 11.3% for the three and nine months ended September 30, 2003, respectively. RPMs decreased 3.8% and 9.3% for the three and nine months ended September 30, 2003, respectively. This resulted in a 76.9% passenger load factor for the three months ended September 30, 2003, a 5.1 percentage point increase. Both RPMs and ASMs were significantly affected by the schedule reductions initiated following the Company's Chapter 11 filing. In addition, hurricanes Isabel, Fabian and Henri adversely impacted the Company's operating and financial performance during the three months ended September 30, 2003. Full-time equivalent employees at period-end declined 21.0% reflecting the headcount reduction measures put in place in connection with the Company's 2002 restructuring.

Liquidity and Capital Resources

     As discussed in "Results of Operations" above, the Successor Company's financial statements are not comparable with the Predecessor Company's financial statements. However, for purposes of discussion of liquidity and capital resources, the nine months ended September 30, 2003 have been compared to the nine months ended September 30, 2002 as included, in part, in the Company's Condensed Consolidated Statements of Cash Flows (which are contained in Part I, Item 1 of this report).

     As of September 30, 2003, the Company's Cash and cash equivalents and Short-term investments totaled $1.38 billion compared to $629 million as of December 31, 2002.

Statement of Cash Flows Narrative

     For the first nine months of 2003, the Company's operating activities provided net cash of $9 million compared to operating activities which used net cash of $212 million for the first nine months of 2002. Included in 2003 cash flow from operating activities is $216 million received from the TSA in connection with the Emergency Wartime Act. Included in net cash used for operating activities for the first nine months of 2002 is an income tax refund of $169 million received by the Company primarily as a result of the Job Creation and Worker Assistance Act of 2002, $52 million of compensation received under the Stabilization Act and payments of $188 million of ticket taxes for which remittance was deferred until January 2002 under the Stabilization Act.

     Net cash used for investing activities during the first nine months of 2003 was $223 million. For the first nine months of 2003, investing activities included cash outflows of $170 million related to capital expenditures, including $146 million in equipment deposits for new regional jet aircraft. Increase in short-term investments reflects the purchase of short-term investments as a result of the Company's increased cash balance. Increase in restricted cash reflects additional collateral deposits related to the Company's third party credit card processor, workers' compensation insurance provider and fuel hedging program. Net cash provided by investing activities during the first nine months of 2002 was $199 million. For the first nine months of 2002, investing activities included cash outflows of $121 million related to capital expenditures. Capital expenditures included $104 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. Proceeds from disposition of property during the first nine months of 2002 include proceeds related to the sale of surplus aircraft and related parts. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus DC-9, B737-200 and MD-80 aircraft. During the second quarter of 2002, the Company established trusts to fund certain obligations it withholds from employees and collects from passengers during the ordinary course of business. The initial funding and the net cash flows of the trusts are reflected in Decrease (increase) in restricted cash and investments on the Company's Condensed Consolidated Statements of Cash Flows.

     Net cash provided by financing activities during the first nine months of 2003 was $794 million. US Airways received proceeds of $1 billion from the ATSB Loan. Additionally, prior to emergence from Chapter 11 the Company borrowed $69 million under a debtor-in-possession facility provided by RSA (RSA DIP Facility) and $62 million under a debtor-in-possession liquidity facility provided by General Electric (GE DIP Facility). The Company also borrowed $98 million under an exit liquidity facility provided by General Electric (GE) and $20 million on a credit facility provided by GE (see below). The Company used a portion of the above proceeds to repay $369 million that was then outstanding under the RSA DIP Facility (including the $69 million discussed above) on the Effective Date. The Company also used a portion of the proceeds to repay the $62 million then outstanding under the GE DIP Facility. The Company also made principal payments of debt of $58 million. Net cash provided by financing activities during the first nine months of 2002 was $372 million. US Airways received proceeds of $116 million from the mortgage financing of three A321 aircraft. Additionally, US Airways received proceeds of $33 million with the private placement of pass through certificates that partially finance five previously delivered A330s. The Company also borrowed $300 million under the RSA DIP Facility and $75 million under a senior secured debtor-in-possession financing facility provided by Credit Suisse First Boston, Cayman Islands Branch, and Bank of America, N.A., with participation from Texas Pacific Group (Original DIP Facility). The Company used a portion of the RSA DIP Facility funds to repay the full $75 million that was then outstanding under the Original DIP Facility. Prior to the bankruptcy filing, the Company made scheduled principal repayments of long-term debt in the amount of $77 million.

Financings During Chapter 11 and Post-Effective Date Financings

     As part of its restructuring efforts, US Airways received a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a $1 billion term loan financing. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date. The ATSB Loan is also guaranteed by each of US Airways Group's domestic subsidiaries (other than reorganized US Airways). The ATSB Loan is secured by first priority liens on substantially all of the unencumbered present and future assets of the reorganized Filing Entities (including certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan bears interest (a) if funded through a participating lender's commercial paper conduit program, at a rate of interest equal to the conduit provider's weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30% or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40% and (ii) 10% of the ATSB Loan bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee equal to 4.0% of the Stabilization Board's guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, the Stabilization Board received 7,635,000 warrants that enable it to purchase shares of Reorganized US Airways Group's Class A Common Stock at $7.42 per share.

     The maturity date of the ATSB Loan is October 1, 2009. In addition, the ATSB Loan requires semi-annual amortization payments commencing in October 2006, each amortization payment to be in the amount of $125 million, with a final scheduled principal payment of $250 million due on the maturity date of the ATSB Loan.

     The ATSB Loan is subject to acceleration upon the occurrence of an event of default, after expiration of applicable notice and/or cure periods. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the value of the collateral pledged in respect of the ATSB Loan decreasing below specified coverage levels.

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

     The covenants in the ATSB Loan were negotiated based upon the future expectations with respect to performance of the restructured Company and of the airline industry. These expectations included assumptions about the extent of a general recovery in the airline industry and the time parameters within which that recovery might occur, as well as the Company's performance with respect to the rest of the industry. While these negotiations were conducted during a period in which the possibility of war in Iraq was a consideration, the substantive terms of the ATSB Loan were concluded prior to the commencement of the war in Iraq. At this time, the general recovery of the airline industry has not occurred as rapidly as anticipated which has impacted the Company's performance. The Company is currently required to maintain certain minimum liquidity amounts. In addition, the Company needs to satisfy certain earnings-related financial covenants in the ATSB Loan which it must first comply with beginning June 30, 2004 for predefined measurement periods ending on or after June 30, 2004. If the Company is unable to meet the aforementioned financial covenants, it would be in default under the ATSB Loan and the Stabilization Board has the right to accelerate the ATSB Loan and exercise other remedies against US Airways. In such event, the Company may not be able to execute its business plan, which could have a material adverse effect on the Company's future liquidity, results of operation and financial condition.

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

     GE is the Company's largest creditor. In addition to the GE Credit Facility, GE has provided financing or guarantees on 116 of the Company's current operating aircraft. It also maintains the engines on the Company's B737-family aircraft, the A320-family aircraft and the B767 aircraft. In connection with its reorganization under Chapter 11, the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues. In exchange for warrants to purchase 3,817,500 shares of Class A Common Stock at $7.42 per share in Reorganized US Airways Group, GE (i) modified the terms of certain agreements to meet the savings requirements of the business plan published in the Disclosure Statement, (ii) provided a DIP liquidity facility (secured by the same collateral as the GE Credit Facility), (iii) provided an exit liquidity facility of up to $360 million that refinanced obligations under the GE DIP Facility and will provide additional liquidity, (iv) will provide $350 million of lease equity for the financing of regional jets and (v) extended the term of the GE Credit Facility (see above). GE subsequently agreed to provide committed financing for up to 70 regional jets utilizing lease equity and/or mortgage debt (inclusive of the lease equity noted above).

     Every obligation of the Company to GE is generally cross-defaulted to all GE obligations including the GE Credit Facility and is cross-collateralized to the collateral securing the GE Credit Facility.

     Pursuant to registration rights agreements, dated as of March 31, 2003 and as amended, between US Airways Group, and each of ATSB Securities Trust (ATSB Trust), RSA, GE and Bank of America, US Airways Group agreed to use commercially reasonable efforts (i) to prepare and file a registration statement with the SEC covering all of the Class A Common Stock of US Airways Group issued to RSA or to be issued upon exercise of Class A-1 Warrants issued in connection with the ATSB Loan, RSA Investment Agreement and the GE financing agreements and (ii) to cause such registration statement to become effective prior to December 1, 2003 (or in the case of ATSB Trust, December 31, 2003). On September 30, 2003, US Airways Group filed a Form S-3 registration statement with the SEC. The Company expects the registration statement to become effective by December 1, 2003.

     The Company has secured approximately 85% to 90% of the necessary financing for its firm-order regional jet aircraft. This financing includes commitments from GE (see above) and from the respective airframe manufacturers and is subject to certain credit standards or financial tests. Among the applicable credit standards under the aircraft financing commitments is the requirement that US Airways Group and US Airways maintain a minimum credit rating of "B-" by Standard & Poor's (S&P) or "B3" by Moody's Investor Service (Moody's). Both US Airways Group and US Airways presently have received a "B" rating by S&P, but cannot be certain that they will be able to maintain that rating, particularly in view of the ongoing weakness in the airline industry and the net losses experienced by the Company. In order to address that weakness as well as competitive factors in the industry, including the increased competition from low-fare carriers, to maintain and enhance the Company's position within the industry, to maintain its relationship with its aircraft financiers, the Company is always considering all available strategies for maximizing the utilization of and return on its assets. If the Company is unable to meet the aforementioned standards or financial tests, the Company may not be able to execute its regional jet business plan which could have a material adverse effect on the Company's future liquidity, results of operations and financial condition.

Other

     The following table provides detail of the Company's future cash contractual obligations as of September 30, 2003 (dollars in millions).

	Remaining 2003	2004	2005	2006	2007	Thereafter
Long-term debt and capital lease obligations (1)	$ 4	$ 109	$ 141	$ 245	$ 374	$2,186
Operating lease commitments (2)	130	697	697	616	534	3,736
Aircraft purchase commitments	261	1,878	857	417	31	2
Regional jet capacity purchase agreements	146	312	294	294	294	1,078
Total	$ 541 ===	$2,996 ====	$1,989 ====	$1,572 ====	$1,233 ====	$7,002 ====
(1) Excludes related interest amounts. (2) Includes aircraft obligations financed under enhanced equipment trust certificates.

     The Company continues to be highly leveraged. Substantially all of its assets including aircraft and engines are subject to liens securing indebtedness. The Company requires substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. As noted in the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002, the Company's independent auditor's report dated March 24, 2003 contains an explanatory paragraph regarding the Company's ability to continue as a going concern. Upon the Company's emergence from bankruptcy on March 31, 2003, the Company received funding from the ATSB Loan and the RSA Investment Agreement, as noted above. The Company believes its existing cash, cash equivalents and short-term investments provide sufficient liquidity to fund foreseeable working capital needs, capital expenditures and debt service requirements. However, in light of the ongoing weakness in the airline industry and the resulting uncertainty as to passenger demand, fares, fuel prices and aircraft acquisition financing, among other factors, there can be no assurances that the Company can consistently achieve or sustain positive cash flow from operations and comply with all requirements of its debt agreements. Specifically, the ATSB Loan contains financial covenants which were predicated upon, among other things, modest recovery of the airline industry by the end of 2004, the pace and extent of recovery in the industry long-term, and expectations with respect to future performance of the restructured Company. While these covenants were developed during a period in which the possibility of war in Iraq was a consideration, the substantive terms of the ATSB Loan were concluded prior to the commencement of the war in Iraq. As described above, the general recovery of the airline industry is not occurring as rapidly as anticipated. The Company needs to satisfy certain financial covenants in the ATSB Loan as noted above. The industry is highly competitive. In order to preserve and enhance its industry position, the Company continuously reviews its strategies for the use of its assets, including expansion into new markets, both alone and with partners, in order to deploy its resources most effectively.

     The Company had substantial net operating loss (NOL) carryforwards at December 31, 2002, for federal income tax purposes. However, the NOLs and other tax attributes are expected to be eliminated at the end of the year by cancellation of debt income that results from the bankruptcy. In addition, the Company experienced an "ownership change" (within the meaning of Internal Revenue Code Section 382) on the Effective Date as a result of the issuance of equity to the claimholders and RSA pursuant to the Plan of Reorganization. As a result, use of NOLs and other tax attributes to offset income is limited during the portion of the year following the ownership change, and, if any NOLs or other tax attributes remain after the offset of cancellation of debt income, the Company's ability to use them in future years is limited. However, the Company is exploring alternatives to utilize any remaining NOLs or other tax attributes.

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

     The Company's agreement with National Processing Corporation (NPC), a division of National City Bank of Cleveland, for processing of domestic Visa and MasterCard transactions expired in May 2003. At that time, US Airways reached an agreement with Bank of America, N.A. to commence the processing of these transactions. This new agreement expires in December 2008. US Airways was required to deposit $48 million in additional cash collateral with Bank of America in excess of the amount on deposit with NPC at the commencement of the agreement. The total collateral amount posted with Bank of America is increased or decreased weekly due to changes in unflown ticket liability, credit ratings, cash balances and other financial and non-financial measures and was $166 million and included in noncurrent restricted cash on the Condensed Consolidated Balance Sheet as of September 30, 2003.

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

    US Airways Group sold 4,679,000 shares of its Class A Common Stock at a price of $7.34 per share before transaction fees during August 2003 in a private placement transaction with Aviation Acquisition L.L.C., Goldman, Sachs and Co. and OCM Principal Opportunities Fund II, L.P. These shares relate to Class A Common Stock retained by US Airways Group from those shares allocated to employees pursuant to the Plan of Reorganization and vested at July 31, 2003. The retained shares represent the employee tax withholding obligation with respect to the vested portion of the restricted stock grants. The amount of withholding was determined on the basis of a price of $7.34 per Class A common share and applicable federal, state, and local taxes. The net proceeds received by US Airways Group were $34 million related to this transaction which were advanced to US Airways and offset the Company's remittance to taxing authorities.

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

Fresh-Start Reporting-In accordance with SOP 90-7, the Company adopted fresh-start reporting upon emergence from Chapter 11. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Condensed Consolidated Balance Sheet. Estimates of fair value represent the Company's best estimate based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry trends and by reference to market rates and transactions. US Airways Group's fresh-start equity value of $438 million at March 31, 2003 was determined with the assistance of financial advisors. In determining the equity value, the financial advisors and US Airways Group considered several matters, including the following: (i) certain recent financial information of US Airways Group; (ii) certain financial projections prepared by US Airways Group in connection with the ATSB Loan and RSA Investment Agreement including the underlying assumptions; (iii) the equity transactions encompassed by the RSA Investment Agreement; (iv) a discounted cash flow analysis prepared on a going concern basis; (v) current and historical market values of publicly traded companies that are in businesses reasonably comparable to US Airways Group and (vi) certain additional economic and industry conditions. The Company is currently in the process of having certain assets and liabilities appraised. Changes in the fair value of these assets and liabilities from current estimated values could significantly impact the reported value of Goodwill. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. See Note 3 to the Condensed Consolidated Financial Statements for further detail related to the fresh-start fair value adjustments.

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The transition requirements prescribed by SFAS 150 did not have a material impact on the Company's results of operations or financial condition.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The requirements prescribed by SFAS 149 did not have a material impact on the Company's results of operations or financial condition.

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

     The Company utilizes financial derivatives to manage the risk associated with changes in aviation fuel prices. As of September 30, 2003, the Company had open fuel hedge positions in place to hedge approximately 55% of its fourth quarter 2003 anticipated jet fuel requirements and 30% of its full year 2004 anticipated jet fuel requirements.

     There have been no other material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Annual Report of the Company to the SEC on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of such date. There were no changes in the Company's internal control over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     On January 7, 2003, the Internal Revenue Service (IRS) issued a notice of proposed adjustment to the Company proposing to disallow $573 million of capital losses that the Company sustained in the tax year 1999 on the sale of stock of USLM Corporation (USLM). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court asserting the following claims with respect to USLM: (1) secured claims for U.S. federal income tax and interest of $0.7 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, the Company reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest, and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, the Company was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including settlement of all federal income taxes through the end of 2002.

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

     On March 6, 2003, the Retired Pilots Association of US Airways (known as the "Soaring Eagles") filed a Notice of Appeal from the Bankruptcy Court's March 2 Order. Subsequently, three additional Notices of Appeal were filed from the March 2 Order on behalf of ALPA, a group of eighteen pilots collectively referred to as the "Lump Sum Eligible Pilots," and a group of forty-nine active pilots collectively referred to as the "Menear Claimants Pilot Group." ALPA withdrew its Notice of Appeal at a hearing on March 28, 2003. Also at the March 28 hearing, the Company's settlement with the Lump Sum Eligible Pilots concerning Pilot Retirement Plan benefits was read into the record. On May 28, 2003, the federal district court denied the Soaring Eagles' Notice of Appeal. On June 26, 2003, the Soaring Eagles appealed the district court's decision to the Court of Appeals in the Fourth Circuit. On June 11, 2003, the Menear Claimants Pilot Group withdrew their appeal. Pursuant to their settlement with the Company, the Lump Sum Eligible Pilots dismissed their appeal. While the Company believes strongly that it ultimately will prevail on the Soaring Eagles appeal, there can be no guarantee of such an outcome.

     US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a class action lawsuit on behalf of all United States-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999, 2001 and 2002. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief. On October 30, 2003, the federal court granted a motion for summary judgement dismissing all claims against airline defendants other than US Airways. The ruling does not apply to claims against US Airways because the plaintiffs' case against US Airways remains stayed as a result of the bankruptcy filing. The plaintiffs in this proceeding have agreed to withdraw the claim that was filed in the Bankruptcy Court related to our alleged pre-petition conduct, without prejudice to the plaintiffs' right to seek damages for alleged post-petition and post-effective date conduct. In addition, the Bankruptcy Court has ruled against the plaintiffs' administrative claim for damages allegedly incurred during the period from the filing of the bankruptcy petition through the date of emergence from bankruptcy. The plaintiffs have appealed this decision to the United States District Court for the Eastern District of Virginia, Alexandria Division.

     Williard, Inc. (Williard) together with the joint venture of Williard and Len Parker Associates, was awarded two construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard and the joint venture sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Williard was purchased by Limbach Associates (Limbach). Limbach filed proofs of claim in the bankruptcy court, and those claims have not yet been resolved, although on October 23, 2003, the Bankruptcy Court granted US Airways' motion for partial summary judgment on more than $9 million of these claims. Limbach has a filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development (PAID) and received permission to include US Airways as a co-defendant, provided that Limbach did not make any claims against US Airways in that action. In the lawsuit against the City and PAID, Limbach is seeking the same sums as in its earlier lawsuit and proofs of claim against US Airways, but this time under equitable theories. Should Limbach recover in the lawsuit against the City and PAID, the damages would be paid at 100 cents on the dollar, unlike its claims directly against US Airways, which if successful would be paid as unsecured pre-petition claims. However, US Airways has an obligation to indemnify the city and PAID under the airport development lease, which US Airways assumed as part of the bankruptcy process. Therefore, any recovery by Limbach against the City and PAID could result in an indemnification claim that US Airways would have to pay at 100 cents on the dollar.

     The International Association of Machinists and Aerospace Workers and its District Lodge 141-M (IAM) filed a lawsuit in the United States District Court for the Western District of Pennsylvania on October 7, 2003, seeking a temporary restraining order and preliminary injunction to enjoin US Airways' use of an outside vendor for ten narrow body Airbus aircraft S-Checks. The IAM contended that the US Airways-IAM collective bargaining agreement obligates US Airways to use its own employees to perform the S-Checks, and that using an outside vendor constitutes a "major dispute" under the Railway Labor Act (RLA) requiring maintenance of the status quo. Following briefing and oral argument, the District Court issued a preliminary injunction order and opinion on October 21, 2003, in which it found the dispute between the parties to be a major dispute under the RLA and prohibited US Airways from using any outside vendor for the narrow body Airbus S-Checks. US Airways filed a Notice of Appeal to the Third Circuit and an Emergency Motion for Stay of Preliminary Injunction Pending Appeal and Memorandum of Law in Support Thereof with the District Court on October 21, 2003. On October 24, 2003 the District Court modified the injunction to permit US Airways to permit the outside vendor to complete work on one partially disassembled aircraft, but otherwise denied US Airways' request for a stay pending appeal. On October 27, 2003, US Airways filed a motion for the expedited appeal to the Third Circuit. On November 5, 2003, the Court of Appeals for the Third Circuit granted US Airways' motion for an expedited appeal but denied US Airways' emergency motion for stay of the preliminary injunction pending appeal.

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

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Designation	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.  Reports on Form 8-K
Date of Report	Subject of Report

September 3, 2003	Filed a Form 8-K disclosing August 2003 performance for US Airways Group, Inc. and US Airways, Inc., including certain forward-looking information.

August 28, 2003	Filed a Form 8-K disclosing US Airways Group, Inc. reached an agreement with Goldman, Sachs & Co. to participate in previously announced private placement of stock.

August 5, 2003	Filed a Form 8-K disclosing July 2003 performance for US Airways Group, Inc. and US Airways, Inc., including certain forward-looking information.

July 28, 2003	Filed a Form 8-K disclosing a letter issued to employees of US Airways Group, Inc. and US Airways, Inc. announcing cessation of the 5% pay deferral implemented in the first quarter of 2003.

35

July 28, 2003	Furnished a Form 8-K disclosing guidance on capacity, costs and cash flow of US Airways Group, Inc. and US Airways, Inc. in connection with their quarterly earnings conference call.

July 28, 2003

Furnished a Form 8-K disclosing results of operations for both US Airways Group, Inc. and US Airways, Inc. for the three months ended June 30, 2003 and selected operating and financial statistics for US Airways, Inc. for the same period.

July 15, 2003	Filed a Form 8-K disclosing that US Airways Group, Inc. and US Airways Inc. are exploring liquidity options in conjunction with stock distribution to employees and unsecured creditors.

July 3, 2003	Filed a Form 8-K disclosing June 2003 performance for US Airways Group, Inc. and US Airways, Inc., including certain forward-looking information.

July 1, 2003	Filed a Form 8-K disclosing US Airways Group, Inc. and US Airways Inc. and its labor unions reached an agreement to delay vesting of the restricted stock grant to union members.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Airways, Inc. (Registrant)

Date: November 14, 2003	By: /s/ Anita P. Beier
Anita P. Beier
Vice President and Controller
(Chief Accounting Officer)