Form 10-K/A
period 2003-12-31
US AIRWAYS INC
filed 2004-04-07
CIK 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A - AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                Yes              No X

     There is currently no public market for the registrant's Common Stock.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X           No

     On March 1, 2004, there were outstanding 1,000 shares of Common Stock.

EXPLANATORY NOTE

     US Airways, Inc. ("US Airways") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 to correct certain inaccuracies in the list of exhibits in Item 15 of Part IV of the Form 10-K. The corrections delete exhibits that have been superceded by more recent agreements included in the list of Exhibits or that are otherwise of no effect, and add exhibits that were inadvertently omitted. Included in this filing are the list of exhibits pursuant to Item 15 of Part IV, the signature page and certifications required by Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

     With the exception of the foregoing corrections, no other information in the Annual Report on Form 10-K for the year ended December 31, 2003 has been supplemented, updated or amended.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

Exhibits

     Exhibits required to be filed by Item 601 of Regulation S-K. Where the amount of securities authorized to be issued under any of the Company's long-term debt agreements does not exceed 10 percent of the Company's assets, pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.

Designation	Description
2.1	First Amended Joint Plan of Reorganization of US Airways Group and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.1 to US Airways' Current Report on Form 8-K dated March 18, 2003).
2.2	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. Secs. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.2 to US Airways' Current Report on Form 8-K dated March 18, 2003).
3.1	Amended and Restated Certificate of Incorporation of US Airways, Inc., effective as of March 31, 2003 (incorporated by reference to Plan Exhibit C-2 to the First Amended Joint Plan of Reorganization of US Airways Group and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.1 to US Airways Current Report on Form 8-K dated March 18, 2003)).
3.2	Amended and restated By-Laws of US Airways, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.1 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.1*	US Airways Funded Executive Defined Contribution Plan.
10.2*	US Airways Unfunded Executive Defined Contribution Plan.
10.3	Employment Agreement between US Airways and the President and Chief Executive Officer effective March 11, 2002 (incorporated by reference to Exhibit 10.41 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2001).
10.4	First Amendment effective March 31, 2003 to the Employment Agreement dated March 11, 2002 between US Airways and the President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.5*	Employment Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel effective March 1, 2003.

10.6	USAir, Inc. Supplemental Executive Defined Contribution Plan (now known as the US Airways, Inc. Supplemental Executive Defined Contribution Plan) (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1994).
10.7	First Amendment effective September 19, 2000 to the US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.18 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000).
10.8	Second Amendment effective December 29, 2000 to the US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.19 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000).
10.9	Agreement between US Airways and its President and Chief Executive Officer providing supplemental retirement benefits effective March 11, 2002 (incorporated by reference to Exhibit 10.56 to US Airways Annual Report on Form 10-K for the year ended December 31, 2001).
10.10	Severance Agreement between US Airways and the Executive Vice President-Finance and Chief Financial Officer effective April 8, 2002 (incorporated by reference to Exhibit 10.8 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2002).
10.11	First Amendment effective March 31, 2003 to the Severance Agreement dated April 8, 2002 between US Airways and the Executive Vice President-Finance and Chief Financial Officer (incorporated by reference to Exhibit 10.2 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.12	Severance Agreement between US Airways and the Executive Vice President-Operations effective June 26, 2002 (incorporated by reference to Exhibit 10.9 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2002).
10.13	First Amendment effective March 31, 2003 to the Severance Agreement dated June 26, 2002 between US Airways and the Executive Vice President-Operations (incorporated by reference to Exhibit 10.3 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.14*	Severance Agreement between US Airways and the Senior Vice President-Marketing effective June 26, 2002.
10.15*	First Amendment effective March 31, 2003 to the Severance Agreement dated June 26, 2002 between US Airways and the Senior Vice President-Marketing.
10.16	Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements effective March 11, 2002 (incorporated by reference to Exhibit 10.49 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2001).
10.17	Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.1 to US Airways' Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.18	Agreement between US Airways and its Executive Vice President-Finance and Chief Financial Officer with respect to certain employment arrangements effective April 8, 2002 (incorporated by reference to Exhibit 10.14 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2002).
10.19	Agreement between US Airways and its Executive Vice President-Finance and Chief Financial Officer with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.15 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2002).
10.20	Agreement between US Airways and its Executive Vice President-Operations with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.17 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2002).
10.21	Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.5 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.22	Agreement between US Airways and its Senior Vice President-Marketing with respect to certain employment arrangements effective July 25, 2002.
23.1*	Consent of the Auditors of US Airways to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.
24.1*	Powers of Attorney signed by the directors of US Airways, authorizing their signatures on this report.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 99.2 to US Airways' Current Report on Form 8-K dated on January 31, 2003).

*Filed with the original filing of this Annual Report on Form 10-K on March 12, 2004.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2004.

US Airways, Inc. (registrant)

By:    /s/ Neal S. Cohen
Neal S. Cohen, Chief Financial Officer
(Principal Financial Officer)