Form 10-Q
period 2004-06-30
US AIRWAYS INC
filed 2004-08-04
CIK 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

US Airways, Inc.
(Exact name of registrant as specified in its charter)
State of Incorporation: Delaware

2345 Crystal Drive, Arlington, Virginia 22227
(Address of principal executive offices, including zip code)
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
                                                                 Yes    X                    No

     As of July 31, 2004 there were outstanding 1,000 shares of common stock of US Airways, Inc.

US Airways, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2004

Table of Contents

Part I. Financial Information

Item 1. Financial Statements

US Airways, Inc.
Condensed Statements of Operations
(in millions)

(unaudited)

	Successor Company			|	Predecessor Company
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	| |	Three Months Ended March 31, 2003
Operating Revenues				|
Passenger transportation	$1,761	$1,597	$3,274	|	$1,358
Cargo and freight	34	35	68	|	35
Other	152	128	289	|	119
Total Operating Revenues	1,947	1,760	3,631	|	1,512
				|
Operating Expenses				|
Personnel costs	564	663	1,141	|	562
Aviation fuel	243	188	458	|	197
US Airways Express capacity purchases	340	278	653	|	251
Aircraft rent	102	102	202	|	101
Other rent and landing fees	99	95	198	|	99
Selling expenses	96	96	192	|	83
Aircraft maintenance	75	96	147	|	70
Depreciation and amortization	50	52	98	|	63
Special items	-	34	-	|	-
Government compensation	-	(212)	-	|	-
Other	293	300	604	|	288
Total Operating Expenses	1,862	1,692	3,693	|	1,714
				|
Operating Income (Loss)	85	68	(62)	|	(202)
				|
Other Income (Expense)				|
Interest income	3	5	7	|	2
Interest expense, net	(56)	(54)	(112)	|	(73)
Reorganization items, net	-	-	-	|	1,888
Other, net	3	10	21	|	(2)
Other Income (Expense), Net	(50)	(39)	(84)	|	1,815
				|
Income (Loss) Before Income Taxes	35	29	(146)	|	1,613
Provision for Income Taxes	-	13	-	|	-
				|
Net Income (Loss)	$35 ===	$16 ====	$(146 ==== )	|	$1,613 ====

See accompanying Notes to Condensed Financial Statements.

US Airways, Inc.
Condensed Balance Sheets
(in millions)
	Successor Company
	June 30, 2004	December 31, 2003
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$553	$923
Short-term investments	417	358
Restricted cash	161	151
Receivables, net	325	240
Materials and supplies, net	158	167
Prepaid expenses and other	186	138
Total Current Assets	1,800	1,977

Property and Equipment
Flight equipment	2,797	2,497
Ground property and equipment	350	349
Less accumulated depreciation and amortization	(193)	(118)
	2,954	2,728
Purchase deposits for flight equipment	167	213
Total Property and Equipment	3,121	2,941

Other Assets
Goodwill	2,490	2,475
Other intangibles, net	509	532
Restricted cash	595	402
Other assets, net	43	22
Total Other Assets	3,637	3,431
Total Assets	$8,558 ====	$8,349 ====

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt and capital lease obligations	$115	$360
Accounts payable	377	355
Payables to related parties, net	59	35
Traffic balances payable and unused tickets	1,102	835
Accrued aircraft rent	64	76
Accrued salaries, wages and vacation	185	190
Other accrued expenses	612	657
Total Current Liabilities	2,514	2,508

Noncurrent Liabilities and Deferred Credits
Long-term debt and capital lease obligations, net of current maturities	2,800	2,581
Deferred gains and credits, net	391	434
Postretirement benefits other than pensions	1,673	1,650
Employee benefit liabilities and other	1,194	1,087
Total Noncurrent Liabilities and Deferred Credits	6,058	5,752

Commitments and Contingencies

Stockholder's Equity (Deficit)
Common stock	-	-
Paid-in capital	349	349
Accumulated deficit	(306)	(160)
Deferred compensation	(29)	(45)
Accumulated other comprehensive loss	(28)	(55)
Total Stockholder's Equity (Deficit)	(14)	89
Total Liabilities and Stockholder's Equity (Deficit)	$8,558 ====	$8,349 ====

See accompanying Notes to Condensed Financial Statements.

US Airways, Inc.
Condensed Statements of Cash Flows
(in millions)

(unaudited)

	Successor Company		|	Predecessor Company
	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	|	Three Months Ended March 31, 2003
			|
Net cash provided by (used for) operating activities before reorganization items	$187	$261	|	$(189)
Reorganization items, net	-	-	|	(90)
Net cash provided by (used for) operating activities	187	261	|	(279)
			|
Cash flows from investing activities			|
Capital expenditures	(36)	(115)	|	(7)
Proceeds from dispositions of property	16	3	|	2
Increase in short-term investments	(59)	(132)	|	(19)
Increase in restricted cash	(203)	(7)	|	(57)
Proceeds from repayment of parent company loans	-	-	|	237
Other	2	2	|	(8)
Net cash provided by (used for) investing activities	(280)	(249)	|	148
			|
Cash flows from financing activities			|
Proceeds from issuance of long-term debt	42	16	|	1,081
Proceeds from Debtor-in-Possession financings	-	-	|	131
Principal payments on long-term debt and capital lease obligations	(319)	(5)	|	(35)
Principal payments on Debtor-in-Possession financings	-	-	|	(431)
Net cash provided by (used for) financing activities	(277)	11	|	746
Net increase (decrease) in Cash and cash equivalents	(370)	23	|	615
Cash and cash equivalents at beginning of period	923	1,195	|	580
Cash and cash equivalents at end of period	$553 ====	$1,218 ====	|	$1,195 ====
			|
Noncash investing and financing activities			|
Flight equipment acquired through issuance of debt	$242	$-	|	$-
			|
Supplemental Information			|
Interest paid during the period	$22	$24	|	$72
Income taxes paid (refunded) during the period	$(9)	$10	|	$2

See accompanying Notes to Condensed Financial Statements.

US Airways, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1.  Chapter 11 Reorganization and Subsequent Developments

     Background

     On August 11, 2002, US Airways, Inc. (US Airways or the Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case No. 02-83985-SSM). On the same date, US Airways Group, Inc. (US Airways Group), US Airways' parent company, and six of its then other subsidiaries (collectively with US Airways, the Filing Entities) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization cases were jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." During the pendency of the Chapter 11 cases, US Airways continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     The Filing Entities emerged from bankruptcy protection under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (Plan of Reorganization), which (i) was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective on March 31, 2003 (Effective Date). In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company adopted fresh-start reporting on the Effective Date.

     The Plan of Reorganization constituted a separate plan of reorganization for each of the Filing Entities. In accordance with the Bankruptcy Code, the Plan of Reorganization divided claims against, and interests in, each of the Filing Entities into classes according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the Air Transportation Stabilization Board (Stabilization Board), the Retirement Systems of Alabama Holdings LLC (RSA), the Company's management and labor unions, General Electric Capital Corporation (GE) and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the Pension Benefit Guarantee Corporation (PBGC), in satisfaction of their allowed claims. The distribution to unsecured creditors is currently estimated to have a value of between 0.65 percent and 0.90 percent of total allowed unsecured claims; however, the ultimate distribution percentage may fall outside of this range. See "Claims Resolution" below. Persons holding equity in US Airways Group prior to the Effective Date were not entitled to any distribution under the Plan of Reorganization and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the Plan of Reorganization, investors should refer to the Plan of Reorganization confirmed by the Bankruptcy Court on March 18, 2003 and filed with US Airways Group's Current Report on Form 8-K, dated March 18, 2003 and filed with the Securities and Exchange Commission (SEC) on April 2, 2003.

     Operating Environment

     Competition in the industry continues to intensify. The Company is highly leveraged and requires substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company is pursuing a Transformation Plan to reduce the cost per available seat mile to levels competitive with other low-cost carriers such as America West and Jet Blue; however, there is no assurance that the Plan can be achieved. Failure to achieve the Transformation Plan will force the Company to reexamine its strategic options including but not limited to a judicial restructuring.

     ATSB Loan

     As part of its restructuring efforts, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act from the Stabilization Board in connection with a $1 billion term loan financing (the ATSB Loan). The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out the restructuring plan. The ATSB Loan was funded on the Effective Date. The ATSB Loan is secured by substantially all of the assets of US Airways Group and its subsidiaries not otherwise encumbered. US Airways is the primary obligor under the ATSB Loan, which is guaranteed by US Airways Group and each of US Airways Group's domestic subsidiaries other than US Airways.

     Effective March 12, 2004, US Airways and the Stabilization Board amended the financial covenants of the ATSB Loan to provide covenant relief for the measurement periods beginning June 30, 2004 through December 31, 2005. The ratios used in the financial covenants were adjusted and reset to align with the Company's forecast for 2004 and 2005 as of the date of the amendment, which assumed a return to profitability in 2005. In exchange for this covenant relief and other changes described below, US Airways made a voluntary prepayment of $250 million on March 12, 2004, which reduced, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan).

     The amendment also permitted US Airways to retain, at its election, up to 25% of the net cash proceeds from any asset sale for which definitive documentation would be completed by February 28, 2005, up to a total of $125 million for all asset sales. In addition, the amendment permitted US Airways to accept a third-party secured note as consideration for certain asset sales (including the US Airways Shuttle and wholly owned regional airline assets) as long as specified conditions are met. These conditions include: the note's amortization schedule will be no more favorable than the ATSB Loan; proceeds from the note will be used to prepay the ATSB Loan; the credit strength of the ATSB Loan will not be adversely affected as measured by specified ratings tests; and the note will be pledged as collateral for the ATSB Loan. Finally, in consideration for the lenders agreeing to amend the provision related to the going concern paragraph in the independent auditor's report for the Company's audited financial statements for the year ended December 31, 2003, US Airways agreed to a revised covenant providing that month end minimum unrestricted cash would equal or exceed the lesser of the outstanding ATSB Loan balance and $700 million and that no intra-month end of day unrestricted cash balance would fall below the lesser of the outstanding ATSB Loan balance and $575 million.

     Effective May 21, 2004, US Airways amended the ATSB Loan to permit use of its regional jets financed by GE utilizing mortgage debt as cross-collateral for other obligations of US Airways to GE. In consideration for this amendment, US Airways agreed to a revised covenant providing that month end minimum unrestricted cash will equal or exceed the lesser of the outstanding ATSB Loan balance and $725 million and that no intra-month end of day unrestricted cash balance will fall below the lesser of the outstanding ATSB Loan balance and $625 million. In addition, US Airways agreed to give up the right to retain up to 25% of the net cash proceeds from any asset sale, as had been permitted by the March 12, 2004 amendment. US Airways made a prepayment of $5 million in connection with this amendment.

     The ATSB Loan contains financial covenants that must be satisfied by US Airways at the end of each fiscal quarter. US Airways was uncertain as to its ability to satisfy these covenants as of June 30, 2004. US Airways and the Stabilization Board amended the ATSB Loan, effective June 30, 2004, to remove the uncertainty relating to the Company's ability to satisfy its financial covenant tests for the second quarter of 2004. In consideration for this amendment, the Company agreed to change the loan amortization schedule, by increasing each of the first six principal repayment installments commencing on October 1, 2006 by approximately $16 million, and reducing the last principal repayment installment on October 1, 2009 by $94 million. While the Company was in compliance with the financial covenants as of June 30, 2004, it anticipates risk of failing to comply with the covenants as of September 30, 2004.

    RSA Investment

     Pursuant to a definitive agreement, on the Effective Date, RSA invested $240 million in cash in Reorganized US Airways Group (the RSA Investment Agreement) in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in Reorganized US Airways Group. As of the Effective Date, in connection with its investment, RSA obtained a voting interest of approximately 71.6% in Reorganized US Airways Group and is entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group's Board of Directors. RSA's Class B Preferred Stock is entitled to quarterly cumulative dividends at a rate of 8 percent per annum paid in cash by the Company. At March 31, 2004, the Company did not have sufficient capital surplus (in accordance with Section 154 of the Delaware General Corporation Law) and did not make the dividend payment. At June 30, 2004, the Company had sufficient capital surplus and paid the dividends owed for both quarters, a payment of approximately $3 million, on July 21, 2004.

     Claims Resolution

     Pursuant to the bankruptcy process, the Filing Entities' claims agent received proofs of claims totaling approximately $65.5 billion in the aggregate, exclusive of approximately $16 billion in claims from Allegheny County, Pennsylvania (Allegheny County) and Allegheny County Airport Authority (ACAA) which have been resolved and approximately 350 proofs of claims filed by governmental entities totaling approximately $225 million in the aggregate. As of June 30, 2004, there are $3.1 billion of unresolved claims. The Plan of Reorganization provides for a disputed claims resolution process. The Plan of Reorganization provides for 4,968,720 shares of Class A Common Stock and 3,048,030 each of Class A-1 Warrants and shares of Class A Preferred Stock to be issued to unsecured creditors following resolution of their claims. Distributions of these shares and warrants to unsecured creditors through June 30, 2004 totaled approximately 3.8 million shares of Class A Common Stock and 2.3 million each of Class A-1 Warrants and shares of Class A Preferred Stock. The effects of these distributions were reflected in the Company's financial statements upon emergence and will not have any further impact on the results of operations. A number of significant claims, including certain aircraft related claims, remain to be resolved. Accordingly, ultimate allocations and distributions of new equity to claimants in Reorganized US Airways Group on account thereof are not presently known.

     Pittsburgh Leases and Operations

     On January 5, 2004, US Airways signed a long-term lease agreement for ten gates and related terminal and support facilities at Pittsburgh International Airport (Pittsburgh), to replace the lease that was rejected as part of the Company's Chapter 11 reorganization. Under the agreement, US Airways leases ten gates and associated operations and ticketing space on a signatory basis through 2018. The balance of 40 gates and other facilities currently used by US Airways and US Airways Express carriers at Pittsburgh are leased on a month-to-month, non-signatory basis. Additionally, US Airways signed a three-year lease agreement for its on-airport support facilities, including maintenance hangars, cargo, mail sorting and foodservice facilities. This agreement includes an option for either party to terminate such agreement with respect to all or part of the facilities after 2004.

     In the period since US Airways rejected its broader lease arrangements for the Pittsburgh hub and related facilities, the Company has been in discussions with Allegheny County, the ACAA and the Commonwealth of Pennsylvania about various proposals to reduce the debt service and the related costs of doing business at Pittsburgh. To date, those changes have resulted in the implementation of some cost savings initiatives and the enactment of state legislation that will dedicate soon-to-be-allowed gambling-generated tax revenue to be applied toward airport debt reduction. Nevertheless, changes in the airline industry as reflected in the Company's Transformation Plan have led to the decision to downsize US Airways' operations at Pittsburgh, and it envisions its presence at Pittsburgh International Airport to reflect its role as a focus city, rather than a hub that connects passengers.

     On July 20, 2004, the Company announced that its tentative schedule commencing November 4, 2004 would include about 240 daily nonstop departures at Pittsburgh to about 65 markets, continuing service to the most popular destinations for travel from Western Pennsylvania. Currently, US Airways and US Airways Express operate a total of 373 flights at Pittsburgh, serving 102 destinations with nonstop service. Between August and October 2004, the Company anticipates slight reductions in service as affiliate carriers reduce or eliminate service. US Airways remains the largest carrier at the Pittsburgh airport.

     The Company is currently pursuing a Transformation Plan to achieve profitability by reducing its costs to levels competitive with low-cost carriers. The final outcome on the future scope of service and the location of maintenance, reservations, training and other support facilities in the Pittsburgh region will ultimately depend on the negotiations between the Company and its labor unions, and state and local officials, on respective issues that need to be resolved as the Company implements its Transformation Plan.

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

     In accordance with SOP 90-7, the Company adopted fresh-start reporting on the Effective Date. References in the Condensed Financial Statements and the Notes to the Condensed Financial Statements to "Predecessor Company" refer to the Company prior to March 31, 2003. References to "Successor Company" refer to the Company on and after March 31, 2003, after giving effect to the application of fresh-start reporting. As a result of the adoption of fresh-start reporting, the Company's post-emergence financial statements are not comparable with its pre-emergence financial statements, because they are, in effect, those of a new entity.

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

3.   Fresh-start Reporting and Reorganization Items

     (a) Fresh-start Reporting

     In connection with its emergence from bankruptcy on March 31, 2003, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Condensed Balance Sheets. Estimates of fair value represent the Company's best estimate based on independent appraisals and valuations and, where the foregoing are not available, industry trends and by reference to market rates and transactions. The Company received third-party appraisals for certain assets and liabilities subsequent to March 31, 2003. Changes in the fair value of these assets and liabilities from the previously estimated values had an impact on the reported value of Goodwill. During the three months ended March 31, 2004, the Company increased Goodwill and Other accrued expenses by $15 million related to the valuation of the Company's deferred tax liabilities. The Company does not expect any further adjustments to the fair value of assets and liabilities subsequent to March 31, 2004.

     (b) Reorganization Items

     Reorganization items, net for the Predecessor Company represent amounts recognized and incurred as a direct result of the Company's Chapter 11 filing and emergence and are presented separately in the Company's Condensed Statements of Operations. Such items consist of the following for the three months ended March 31, 2003 (in millions):

Discharge of liabilities	$ 3,655	(a)
Restructured aircraft financings	946	(b)
Termination of pension plans, net	386	(c)
Damage and deficiency claims	(1,892	) (d)
Revaluation of assets and liabilities	(1,106	) (e)
Professional fees	(51)
Other	(50)
	$ 1,888 ====

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

(c)   Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination, which was partially offset by the Company's estimate of the PBGC claim.

(d)   Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

(e)   Represents the net effect of adjustments to reflect assets and liabilities at fair value in connection with the Company's adoption of fresh-start reporting.

4.  Income Taxes

     The Company recorded no income tax expense for the second quarter of 2004. The Company's federal and state income tax expense was $13 million for the second quarter of 2003. The Company continues to record a full valuation allowance against its net deferred tax asset.

5. Employee Benefit Plans
   Components of the net and total periodic benefit include the following for pension benefits (in millions):

	Successor Company			|	Predecessor Company
	Three Months Ended June 30,		Six Months Ended June 30,	|	Three Months Ended March 31,
	2004	2003	2004	|	2003
Service cost	$ 10	$ 9	$ 20	|	$ 27
Interest cost	38	38	76	|	89
Expected return on plan assets	(32)	(30)	(64)	|	(69)
Amortization of:				|
Prior service cost	-	-	-	|	1
Actuarial loss	-	-	-	|	1
Net periodic cost	16	17	32	|	49
Fresh start charge	-	-	-	|	1,004
Curtailment/settlement	-	-	-	|	(1,391)
Total periodic cost (benefit)	$ 16 ===	$ 17 ==	$ 32 ===	|	$ (338 == )

     Components of the net and total periodic benefit cost include the following for other postretirement benefits (in millions):

	Successor Company			|	Predecessor Company
	Three Months Ended June 30,		Six Months Ended June 30,	| | |	Three Months Ended March 31,
	2004	2003	2004	|	2003
				|
Service cost	$ 9	$ 10	$ 21	|	$ 11
Interest cost	21	25	46	|	29
Amortization of:				|
Prior service benefit	(2)	(3)	(6)	|	(10)
Actuarial (gain) loss	(3)	-	(3)	|	6
Net periodic cost	25	32	58	|	36
Fresh start charge	-	-	-	|	118
Total periodic cost	$ 25 ===	$ 32 ==	$ 58 ===	|	$ 154 ==

     At December 31, 2003, the Company expected to make contributions of $237 million to its defined benefit pension plans during 2004. On April 10, 2004, the enactment of H.R. 3108, the Pension Funding Equity Act of 2004, established a two-year replacement of the benchmark interest rate used to determine the funding of liabilities of private sector pension plans. Consequently, the Company is currently obligated to contribute $154 million to these plans during 2004. During the three and six months ended June 30, 2004, the Company contributed $22 million to its defined benefit pension plans.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Prescription Drug Act) became law in the United States. The Medicare Prescription Drug Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Company elected to recognize the effects of the Medicare Prescription Drug Act in the quarter ended June 30, 2004, as permitted by FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

     The recognition of this subsidy resulted in a reduction in expense of $7 million for the three and six months ended June 30, 2004, and a $198 million actuarial gain that will be amortized over the remaining period to expected retirement. Significant assumptions included in the re-measurement of the accumulated postretirement benefit obligation are a 6.25% discount rate and a reduction in retiree participation in the Company-sponsored plan as certain defined drug benefit caps make the plan more costly to retirees than Medicare.

6.  Comprehensive Income (Loss)

     Comprehensive income (loss) was $42 million and $(118) million for the three and six months ended June 30, 2004, respectively. Comprehensive income was $28 million for the three months ended June 30, 2003 and $2.48 billion for the three months ended March 31, 2003. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity such as changes in the fair value of certain derivative financial instruments and adjustments for minimum pension liabilities.

7.  Unusual Items

     (a) Special Items

     During the quarter ended June 30, 2003, the Company recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery. The Company also recognized $1 million in reductions to previously recorded severance pay and benefits accruals related to the involuntary termination or furlough of certain employees.

     (b) Government Compensation

      In April 2003, President George W. Bush signed into law the Emergency Wartime Supplemental Appropriations Act (Emergency Wartime Act), which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. The Emergency Wartime Act included the following key provisions: (1) $2.3 billion of the appropriation was for grants made by the Transportation Security Administration (TSA) to U.S. air carriers based on the proportional share each carrier had paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees; (2) the TSA did not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003; (3) $100 million of the appropriation was available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft; (4) aviation war risk insurance provided by the federal government was extended until August 31, 2004; and (5) certain airlines that received the aviation-related assistance were required to agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier's fiscal year 2002. Any violation of this agreement would require the carrier to repay to the government the amount reimbursed for airline security fees.  The Company complied with this limitation on executive compensation. The Company's security fee reimbursement was $212 million, net of amounts due to certain affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003.

8.  Recent accounting pronouncements and changes

     In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2). This FSP provides guidance on accounting for the effects of the Medicare Prescription Drug Act for employers that sponsor post-retirement healthcare plans that provide prescription drug benefits. The Company was required to adopt FSP FAS 106-2 no later than the beginning of the Company's third quarter of 2004. The Company adopted FSP FAS 106-2 during the second quarter of 2004. See Note 5 - Employee Benefit Plans for further details regarding the impact of FSP FAS 106-2.

(this space left intentionally blank)

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

     Certain of the statements contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of US Airways with respect to current events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the financial covenants); the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the ability of the Company to fund and execute its business plan; the ability of the Company to implement its Transformation Plan absent a judicial restructuring; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing availability and costs; aviation fuel costs; security-related and insurance costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand (particularly from low-cost carriers and multi-carrier alliances); weather conditions; government legislation and regulation; impact of the Iraqi war and the Iraqi occupation; other acts of war or terrorism; and other risks and uncertainties listed from time to time in the Company's reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

     Chapter 11 Reorganization

     On August 11, 2002, US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case No. 02-83985-SSM). On the same date, US Airways Group, Inc. (US Airways Group), US Airways' parent company, and six of its then other subsidiaries (collectively with US Airways, the Filing Entities) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization cases were jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." During the pendency of the Chapter 11 cases, US Airways continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

    The Filing Entities emerged from bankruptcy protection under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (Plan of Reorganization), which (i) was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective on March 31, 2003 (Effective Date). In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company adopted fresh-start reporting on the Effective Date.

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

     For the second quarter of 2004, the Company's operating revenues were $1.95 billion, operating income was $85 million and net income was $35 million. Operating revenues were $1.76 billion, operating income was $68 million and net income was $16 million for the same period in 2003.

     Despite a small profit in the second quarter, the Company continues to have a loss on a year-to-date basis and the competitive environment continues to intensify, particularly in key markets such as Philadelphia, Washington, D.C., Boston and New York. The downward pressures on industry pricing and sustained high fuel prices continue to have a material adverse impact on the Company's operating results. The pressure on industry pricing is a result of the rapid growth of low-fare low-cost airlines, the increasing transparency of fares available through internet sources and other changes in fare structures which result in lower fares for many business and leisure travelers. Low-cost carriers now price over 70 percent of the Company's domestic revenue. The Company is pursuing a Transformation Plan to reduce the cost per available seat mile to levels competitive with low-cost carriers such as America West and JetBlue. Key elements of the Transformation Plan include changes in marketing and distribution techniques; employee compensation, benefits and work rules; and airline scheduling and operations. The Company entered into negotiations with its pilots in April 2004; the flight attendants, reservation agents and gate workers agreed to formal negotiations in July 2004. The mechanics union has participated in discussions but has not yet indicated a willingness to enter into formal contract negotiations. The Transformation Plan will require significant changes in all of the Company's collective bargaining agreements and there can be no assurance that the Plan can be achieved.

     The Company has entered into interim agreements with its primary sources of financing for new regional jets - General Electric (GE) and airframe manufacturers Empresa Brasilica de Aeronautica S.A. (Embraer) and Bombardier Inc. (Bombardier). The agreements were necessary when Standard & Poor's (S&P) downgraded the Company's and US Airways' corporate credit ratings from B- to CCC+ on May 5, 2004, causing US Airways to fail a condition precedent for continuing to finance new aircraft. The interim agreements provide for continued financing of regional jet deliveries through September 30, 2004. Financing for deliveries subsequent to September 30, 2004 is subject to further negotiations that will require that the Company demonstrate its ability to achieve the cost savings and low-cost carrier-competitive operating cost structure encompassed in its Transformation Plan. The Company also remains subject to quarterly financial covenants and other financial compliance tests on the ATSB loan. While the Company was in compliance as of June 30, 2004, continued compliance will require that the Company's financial performance improve significantly. For additional information on regional jet financing agreements and the ATSB Loan along with other financial risks, see "Liquidity and Capital Resources" below. In light of the potential loss of financing for new regional jets, violation of debt covenants and significant collateralization events under certain credit card processing agreements, it is critical that the Company achieve its Transformation Plan during the third quarter. While the Company's preference is to complete its transformation on a consensual basis, failure to achieve the above-described competitive cost structure will force the Company to reexamine its strategic options, including but not limited to a judicial restructuring.

     Results of Operations

     The following section pertains to activity included in the Company's Condensed Statements of Operations (which are contained in Part I, Item 1 of this report) and in "Selected Operating and Financial Statistics" below. Except where noted, operating statistics referred to below are for scheduled service only. As discussed above, the Company emerged from Chapter 11 and adopted fresh-start reporting on March 31, 2003. Therefore, the Successor Company's financial statements are not comparable with the Predecessor Company's financial statements. However, for purposes of discussion of the results of operations, the three and six months ended June 30, 2004 have been compared to the three and six months ended June 30, 2003.

Three Months Ended June 30, 2004
Compared with the
Three Months Ended June 30, 2003

Operating Revenues-Passenger transportation revenues increased $164 million or 10.3% due to a 11.8% increase in revenue passenger miles (RPMs), partially offset by a 1.3% decrease in yield. Cargo and freight revenues decreased 1.8% primarily due to lower mail and freight volume. Other revenue increased 18.8% as a result of an increase in mileage credit sales and aircraft rental income to the wholly owned subsidiaries of US Airways Group.

Operating Expenses-Operating expenses increased by 10.0%. Operating expenses excluding Government compensation and Special items were flat on a capacity increase of 4.0%. Personnel costs decreased 14.9% due to lower employee post-retirement pension and medical benefit expenses and a $74 million decrease in stock-based compensation expense primarily related to the issuance of US Airways Group common stock to employees covered by collective bargaining agreements following emergence from Chapter 11. Aviation fuel increased 29.3% due to 25.9% higher average fuel prices along with greater consumption. US Airways Express capacity purchases increased 22.3% reflecting a 24.4% increase in purchased ASMs, primarily from third-party regional jet operators. Aircraft rent was flat, as a result of the favorably restructured leases and lease rejections made in connection with the Chapter 11 filing, offset by new leases as a result of the conversion of mortgaged aircraft to leased aircraft and new regional jet leases. Other rent and landing fees increased 4.2% due to increases in space rent and rates on landing fees. Selling expenses were flat as a result of a decrease in commissions offset by increases in credit card and computer reservation fees driven by higher sales volume and higher advertising expenses. Aircraft maintenance decreased 21.9% reflecting lower costs associated with third-party engine and airframe repair services and the write-off of certain surplus of inventory in the second quarter of 2003. Depreciation and amortization decreased by 3.8% due to reduced amortization associated with capitalized software costs offset by the write-off of an indefinite lived foreign slot. Other operating expenses decreased 2.3% due to decreased expenses associated with professional and legal fees, ground handling and skycap expenses and insurance costs, partially offset by increases in navigation fees, expenses associated with the redemption of Dividend Miles on partner airlines and interrupted trip and baggage delivery costs. The Company also recorded a $7 million reduction of expense related to a settlement with the Internal Revenue Service that had previously been fully reserved. See Note 7 to the Condensed Financial Statements for additional information related to Special items and Government compensation.

Other Income (Expense)-Interest income decreased due to lower average cash, cash equivalent and short-term investment balances. Interest expense increased as a result of interest associated with debt on new aircraft offset by the reduction in interest associated with the March 2004 ATSB Loan prepayment. Other, net income decreased as a result of reductions to the mark-to-market adjustments on certain stock options held by the Company, offset by a $2.1 million gain on the sale of four aircraft.

Provision for Income Taxes-The Company did not record a tax provision for the second quarter of 2004, as compared to $13 million of federal and state income tax expense for the second quarter of 2003. The Company continues to record a full valuation allowance against its net deferred tax asset.

Six Months Ended June 30, 2004
Compared with the
Six Months Ended June 30, 2003

Operating Revenues-Passenger transportation revenues increased $319 million or 10.8% due to a 12.1% increase in RPMs partially offset by a 1.2% decrease in yield. Other revenue increased 17.0% as a result of an increase in mileage credit sales and aircraft rental income to the wholly owned subsidiaries of US Airways Group.

Operating Expenses-Operating expenses increased by 8.4%. Operating expenses excluding Government compensation and Special items increased by 3.0% on a capacity increase of 5.3%. Personnel costs decreased 6.9% due to lower employee pension and medical benefit expenses and a $74 million decrease in stock-based compensation expense related to the issuance of US Airways Group common stock to employees covered by collective bargaining agreements following emergence from Chapter 11. Aviation fuel increased 19.0% due to 15.2% higher average fuel prices along with greater consumption. US Airways Express capacity purchases increased 23.4% reflecting a 25.4% increase in purchased ASMs, primarily from third-party regional jet operators. Aircraft rent was flat, as a result of the favorably restructured leases and lease rejections made in connection with the Chapter 11 filing, offset by new leases as a result of the conversion of mortgaged aircraft to leased aircraft and new regional jet leases. Other rent and landing fees increased 2.1% due to increases in space rent and rates on landing fees. Selling expenses increased as a result of increases in credit card and computer reservation fees driven by higher sales volume and higher advertising expenses, partially offset by a decrease in commissions. Aircraft maintenance decreased 11.4% reflecting lower costs associated with third-party engine and airframe repair services and the write-off of certain surplus of inventory in the second quarter of 2003. Depreciation and amortization decreased 14.8% due to lower book values on the existing fleet as a result of fresh-start reporting effective March 31, 2003 and conversion of mortgaged aircraft to leased aircraft, as well as reduced amortization associated with capitalized software costs partially offset by the write-off of an indefinite lived foreign slot. Other operating expenses decreased 2.7% due to decreased expenses associated with insurance costs, ground handling and skycap expenses, partially offset by increases in navigation fees, expenses associated with the redemption of Dividend Miles on partner airlines and interrupted trip and baggage delivery costs. The Company also recorded a $7 million reduction of expense related to a settlement with the Internal Revenue Service that had previously been fully reserved. See Note 7 to the Condensed Financial Statements for additional information related to Special items and Government compensation.

Other Income (Expense)-Other Income (Expense) decreased by $1.9 billion, primarily as a result of the reorganization items directly associated with the Company's bankruptcy. See Note 3(b) to the Condensed Financial Statements for additional information on the components of Reorganization items, net. Interest income was flat. Interest expense decreased as a result of the conversion of mortgaged aircraft to leased aircraft and the abandonment of certain aircraft partially offset by interest related to the ATSB Loan. Other, net increased due to a credit of $13 million related to a business interruption insurance recovery and a $2.1 million gain on the sale of four aircraft.

Provision (Credit) for Income Taxes- The Company did not record a tax provision for the six months ended June 30, 2004, as compared to $13 million of federal and state income tax expense for the six months ended June 30, 2003. The Company continues to record a full valuation allowance against its net deferred tax asset.

(this space left intentionally blank)

                                       Selected Operating and Financial Statistics (1)

Three Months Ended June 30,					Six Months Ended June 30,
	2004		2003		2004		2003
Revenue passenger miles (millions) *
System	12,015		10,750		22,094		19,705
Mainline	10,669		9,811		19,788		18,044
Available seat miles (millions) *
System	15,529		14,621		30,298		28,195
Mainline	13,519		13,005		26,507		25,171
Total available seat miles (millions)
System	15,529		14,667		30,300		28,277
Mainline	13,519		13,050		26,509		25,253
Passenger load factor (2) *
System	77.4%		73.5%		72.9%		69.9%
Mainline	78.9%		75.4%		74.7%		71.7%
Yield (3) *
System	14.66	c	14.86	c	14.82	c	15.00	c
Mainline (4)	12.87	c	13.10	c	13.05	c	13.31	c
Passenger revenue per available seat mile (5) *
System	11.34	c	10.93	c	10.81	c	10.48	c
Mainline (4)	10.16	c	9.88	c	9.75	c	9.54	c
Revenue passengers (thousands) *
System	14,883		13,800		27,583		25,596
Mainline	11,070		10,855		20,922		20,282
Mainline revenue per available seat mile (6)	11.52	c	11.08	c	11.08	c	10.76	c
Mainline cost per available seat mile ("Mainline CASM") * (7) (8)	11.18	c	12.20	c	11.41	c	12.09	c
Mainline average stage length (miles) *	805		754		789		743
Mainline cost of aviation fuel per gallon (9)	106.87	c	84.87	c	103.22	c	89.61	c
Mainline cost of aviation fuel per gallon (excluding fuel taxes)	101.39	c	79.71	c	97.69	c	84.28	c
Mainline gallons of aviation fuel consumed (millions)	225		222		441		430
Mainline number of aircraft in operating fleet at period-end	283		279		283		279
Full-time equivalent employees at period end	26,880		26,587		26,880		26,587

* Scheduled service only (excludes charter service).
c = cents

(1)   Operating statistics include free frequent travelers and the related miles they flew. System statistics encompass all wholly owned airline subsidiaries of US Airways Group, including US Airways, Allegheny Airlines, Piedmont Airlines, and PSA Airlines, as well as operating and financial results from capacity purchase agreements with Mesa Airlines, Chautauqua Airlines, Trans States Airlines and Midway Airlines. Where noted, revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways' financial results for purposes of mainline financial statistical calculation and to provide better comparability between periods.
(2)   Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(3)   Passenger transportation revenue divided by RPMs.
(4)   Mainline passenger revenue excludes US Airways Express passenger revenue of $374 million and $677 million for the three and six months ended June 30, 2004 and $311 million and $553 million for the three and six months ended June 30, 2003, respectively. Mainline operating revenue also excludes $14 million of transportation revenue associated with the Company's MidAtlantic Airways operations, which began service in April 2004.
(5)   Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(6)   Mainline operating revenues divided by ASMs (a measure of unit revenue). Mainline operating revenues exclude US Airways Express operating revenues of $376 million and $680 million for the three and six months ended June 30, 2004 and $314 million and $556 million for the three and six months ended June 30, 2003, respectively. Mainline operating revenue also excludes $14 million of transportation revenue associated with the Company's MidAtlantic Airways operations for the three months ended June 30, 2004.
(7)   Mainline operating expenses divided by mainline ASMs (a measure of unit cost).
(8)   Mainline operating expenses exclude US Airways capacity purchases of $340 million and $653 million for the three and six months ended June 30, 2004 and $278 million and $529 million for the three and six months ended June 30, 2003, as well as $11 million and $15 million of operating expenses associated with the Company's MidAtlantic Airways operations for the three and six months ended June 30, 2004. Mainline operating expenses for the three and six months ended June 30, 2003 include an aircraft order penalty $35 million and government compensation of $212 million with a combined CASM impact of 1.37 cents and 0.70 cents, respectively, for the three and six months ended June 30, 2003.
(9)   Includes fuel taxes and transportation charges and excludes service fees.

Liquidity and Capital Resources

     As of June 30, 2004, the Company's Cash and cash equivalents and Short-term investments totaled $970 million compared to $1.28 billion as of December 31, 2003.

     The Company continues to be highly leveraged. Substantially all of its assets, including aircraft and engines, are subject to liens securing indebtedness. The Company and its subsidiaries require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company must comply with covenants in the ATSB Loan and must meet specified financial tests in connection with its regional jet financing agreements, as discussed below. The Company currently anticipates risk of failing to comply with these covenants and financial tests at September 30, 2004.

ATSB Loan

     As part of its reorganization, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act from the Stabilization Board in connection with a $1 billion term loan financing (ATSB Loan). The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date. US Airways is the primary obligor under the ATSB Loan, which is guaranteed by the Company and by each of the Company's other domestic subsidiaries. The ATSB Loan is secured by substantially all of the present and future assets of the remaining reorganized Filing Entities not otherwise encumbered (including certain cash and investments accounts, previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan bears interest (a) if funded through a participating lender's commercial paper conduit program, at a rate of interest equal to the conduit provider's weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30%, or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40%, and (ii) 10% of the ATSB Loan bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee currently equal to 4.1% of the Stabilization Board's guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, the Stabilization Board received 7,635,000 warrants that enable it to purchase shares of reorganized US Airways Group's Class A Common Stock at $7.42 per share.

     The ATSB Loan contains covenants that require the Company to satisfy ongoing financial requirements, including debt ratio, fixed charge coverage ratio and minimum liquidity levels. The ATSB Loan also contains covenants that limit, among other things, the Company's ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 reorganization. The amendments described below do not eliminate any of these covenants.

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

     Effective March 12, 2004, US Airways and the Stabilization Board amended the financial covenants of the ATSB Loan to provide covenant relief for the measurement periods beginning June 30, 2004 through December 31, 2005. The ratios used in the financial covenants were adjusted and reset to align with the Company's forecast for 2004 and 2005 as of the date of the amendment, which assumed a return to profitability by 2005. In exchange for this covenant relief and other changes described below, US Airways made a voluntary prepayment of $250 million on March 12, 2004, which reduced, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan).

     The amendment also permitted US Airways to retain, at its election, up to 25% of the net cash proceeds from any asset sale for which definitive documentation would be completed by February 28, 2005, up to a total of $125 million for all asset sales. In addition, the amendment permitted US Airways to accept a third-party secured note as consideration for certain asset sales (including the US Airways Shuttle and wholly owned regional airline assets) as long as specified conditions are met. These conditions include: the note's amortization schedule will be no more favorable than the ATSB Loan; proceeds from the note will be used to prepay the ATSB Loan; the credit strength of the ATSB Loan will not be adversely affected as measured by specified ratings tests; and the note will be pledged as collateral for the ATSB Loan. Finally, in consideration for the lenders agreeing to amend the provision related to the going concern paragraph in the independent auditor's report for the Company's audited financial statements for the year ended December 31, 2003, US Airways agreed to a revised covenant providing that month end minimum unrestricted cash would equal or exceed the lesser of the outstanding ATSB Loan balance and $700 million and that no intra-month end of day unrestricted cash balance would fall below the lesser of the outstanding ATSB Loan balance and $575 million.

     Effective May 21, 2004, US Airways amended the ATSB Loan to permit use of its regional jets financed by GE utilizing mortgage debt as cross collateral for other obligations of US Airways to GE. In consideration for this amendment, US Airways agreed to a revised covenant providing that month end minimum unrestricted cash will equal or exceed the lesser of the outstanding ATSB Loan balance and $725 million and that no intra-month end of day unrestricted cash balance will fall below the lesser of the outstanding ATSB Loan balance and $625 million. In addition, US Airways agreed to give up the right to retain up to 25% of the net cash proceeds from any asset sale, as had been permitted by the March 12, 2004 amendment. US Airways made a prepayment of $5 million in connection with this amendment.

     The ATSB Loan contains financial covenants that must be satisfied by US Airways at the end of each fiscal quarter. US Airways was uncertain as to its ability to satisfy these covenants as of June 30, 2004. Effective June 30, 2004, US Airways and the Stabilization Board amended the ATSB Loan to remove the uncertainty relating to the Company's ability to satisfy its financial covenant tests for the second quarter of 2004. In consideration for this amendment, the Company agreed to change the loan amortization schedule, by increasing each of the first six principal repayment installments commencing on October 1, 2006 by approximately $16 million, and reducing the last principal repayment installment on October 1, 2009 by $94 million.

     If the Company is unable to meet the aforementioned financial covenants, as amended, it would be in default under the ATSB Loan and the Stabilization Board would have the right to accelerate the ATSB Loan and exercise other remedies against US Airways. The acceleration or exercise of such remedies would have a material adverse effect on the Company's future liquidity, results of operations and financial condition. While the Company was in compliance with the covenants set forth above as of June 30, 2004, the Company anticipates risk of failing to comply with the covenants as of September 30, 2004.

General Electric

     GE is the Company's largest creditor. In November 2001, US Airways obtained a $404 million credit facility from GE (GE Credit Facility). The GE Credit Facility is secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, the terms of this credit facility were renegotiated so that borrowings bear interest rates of LIBOR plus 3.5% and the term of the facility was extended from 2006 to 2012.

     In addition to the GE Credit Facility, GE has provided financing or guarantees on 145 of the Company's current operating aircraft. It also maintains the engines on the Company's B737-family aircraft, A320-family aircraft, B767 aircraft, EMB 170 aircraft and CRJ200 aircraft. In connection with its reorganization under Chapter 11, the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues and the Company obtained additional financing from GE in the form of a liquidity facility of up to $360 million (GE Liquidity Facility). Borrowings under the liquidity facility bear interest of LIBOR plus 4.25%. GE received warrants to purchase 3,817,500 shares of Class A Common Stock at $7.42 per share in Reorganized US Airways Group. Every obligation of the Company to GE is generally cross-defaulted to the GE Credit Facility, the GE Liquidity Facility, the GE regional jet leases and the GE regional jet mortgage financings. All of the Company's obligations to GE are generally cross-collateralized to the GE Credit Facility.

Regional Jet Financing

     A key component to the Company's strategy is the increased usage of regional jets. The Company uses regional jets to fly into low-density markets where large-jet flying is not economical as well as to replace turbo-props with regional jets to better meet customer preferences. In May 2003, US Airways Group entered into agreements to purchase a total of 170 regional jets from Bombardier and Embraer. The Company secured financing commitments from GE and from the respective airframe manufacturers for approximately 85% to 90% of these jets. These commitments are subject to certain credit or financial tests, as well as customary conditions precedent. Among the applicable credit tests under the aircraft financing commitments is the requirement that US Airways Group or US Airways maintains a minimum corporate credit rating of "B-" by S&P or "B3" by Moody's Investor Service (Moody's).

     On May 5, 2004, S&P downgraded US Airways Group's and US Airways' corporate credit ratings to CCC+. As a result of the downgrade, GE, Embraer and Bombardier had the right to discontinue financing the Company's regional jet purchases, unless US Airways could meet alternative minimum financial tests. US Airways does not presently have alternative sources of financing regional jet purchases nor does it have the ability to purchase regional jets without financing.

     US Airways has, however, reached agreements with GE, Embraer and Bombardier for continued financing of regional jet deliveries through September 30, 2004 despite the downgrade by S&P. Any financing for deliveries on or after October 1, 2004 are subject to separate negotiations with each of the financiers and will require that the Company demonstrate its ability to achieve the cost savings and low-cost carrier-competitive operating cost structure encompassed in its Transformation Plan.   As part of the agreement reached with Bombardier, the Company will convert 23 CRJ200 deliveries (50-seat regional jets) to CRJ701 deliveries (70-seat regional jets) or, subject to obtaining relief under the scope clause of its agreement with its pilots, CRJ900 deliveries (90-seat regional jets). To facilitate this conversion, 19 aircraft previously scheduled for delivery in 2004 will be deferred to 2005 and 2006. Further, US Airways agreed to secure third-party financing in lieu of financing from Bombardier for four aircraft. DVB Bank AG has provided US Airways with 18 month bridge financing for two of the four aircraft and has agreed to provide similar financing for the two remaining aircraft, with the objective of arranging long-term market financing for these aircraft upon successful implementation of the Company's Transformation Plan.

     As discussed above, in May 2003, GE also agreed to provide committed financing for up to 70 regional jets or $1.4 billion utilizing lease equity and/or mortgage debt. The GE financing commitments, as well as other financing commitments from the airframe manufacturers, are subject to certain credit or financial tests, as well as customary conditions precedent. On April 30, 2004, US Airways and GE agreed to amend their regional jet financing agreement. The amendment revised the conditions precedent the Company must satisfy to obtain financing for scheduled aircraft deliveries through September 30, 2004. The revised conditions precedent require, among other things, that there be no material adverse change (MAC) since April 30, 2004 and that the Company meet specific financial tests. The financial tests include, but are not limited to, compliance with financial covenants in the ATSB Loan concerning fixed charge ratios and ratios of indebtedness to earnings before interest, taxes, depreciation, amortization and aircraft rent (EBITDAR), as well as minimum cumulative monthly EBITDAR requirements. In addition, the April 30, 2004 amendment contains a provision for financing regional jet deliveries beyond September 30, 2004 subject to revising the conditions precedent based on the successful implementation of US Airways' Transformation Plan and the expected financial performance of the restructured Company, both in a manner acceptable to GE.

     GE's financing commitment with respect to regional jets through September 30, 2004 was also conditioned on US Airways being permitted under its ATSB Loan to use its regional jets financed by GE utilizing mortgage debt as cross-collateral for other obligations of US Airways to GE. On May 21, 2004, the Company amended the ATSB Loan to allow this cross-collateralization. At the same time GE waived the application of the credit rating condition precedent for regional jet financing through September 30, 2004, thus securing the continued financing support from GE through September 2004. In connection with this ATSB Loan amendment, the Company made a $5 million prepayment.

     In the event US Airways loses its regional jet financing and is unable to complete the purchase of regional jet aircraft, US Airways would be required to pay penalties of up to $27 million for the remainder of 2004, $42 million in 2005 and $9 million in 2006 for the regional jet aircraft scheduled to be delivered during those periods. If US Airways is unable to obtain financing, it will likely be unable to execute its regional jet business plan (an integral part of the Transformation Plan), which would in turn likely have a material adverse effect on the Company's future liquidity, results of operations (i.e., revenue contribution from regional jet operations) and financial condition.

Other

     US Airways relies heavily on credit card processing for its sales, and utilizes credit card issuers and third party service providers to process credit card transactions under agreements which require the Company to provide cash collateral and to comply with certain other financial and nonfinancial requirements. If US Airways fails to meet such covenants, these issuers and providers can require additional cash collateral and, under certain circumstances, terminate such credit card processing agreements. The termination of credit card agreements would have a material adverse affect on US Airways' financial condition and results of operations.

     During the second quarter of 2004, US Airways amended its agreement with American Express Travel Related Services Company, Inc. (American Express). The new agreement is extended to December 31, 2006 and provides for additional cash collateral to reduce the exposure borne by American Express against potential customer liabilities relating to unflown tickets purchased by our customers using the American Express card. Among other things, US Airways is required to deposit an additional $20 million in cash collateral if US Airways' unrestricted cash, cash equivalents and short-term investment balance falls below $850 million at any time. Additional cash collateral of up to $55 million may be required in the event that US Airways' regional jet financing programs are terminated or if the Company fails to demonstrate by September 30, 2004 its ability to successfully implement its Transformation Plan. This amendment effectively aligns the American Express agreement with the arrangements currently in place for certain other credit card processors.

Statement of Cash Flows Narrative

     For the first six months of 2004, the Company's operating activities provided net cash of $187 million (as presented in the Company's Condensed Statements of Cash Flows, which are contained in Part I, Item 1 of this report), compared to operating activities for the six months ended June 30, 2003, which provided net cash of $72 million before reorganization items. The increase in cash flows provided by operating activities was primarily due to the increase in the traffic liability balance as of June 30, 2004 as compared to June 30, 2003. Included in second quarter 2003 cash flows from operating activities is $218 million received from the Transportation Security Administration (TSA) in connection with the Emergency Wartime Act.

     For the first six months of 2004, investing activities included net cash outflows of $36 million related to capital expenditures and net equipment purchase deposit activity. This amount reflects the early return of aircraft purchase deposits by an aircraft manufacturer of $31 million. The increase in short-term investments reflects a shift in the investment portfolio. The increase in restricted cash during both periods reflects additional collateral deposits related to the Company's third-party credit card processor, letters of credit and trust accounts. The Company, in the ordinary course of business, withholds from employees and collects from passengers funds that are required to be paid to applicable governmental authorities, which include withholding for payroll taxes, transportation excise taxes, passenger facility charges, transportation security charges and other related fees, and has established trust accounts to fund these obligations. For the first six months of 2003, investing activities included cash outflows of $122 million related to capital expenditures, including $108 million in equipment deposits for new regional jet aircraft. The Company also received proceeds of $237 million from US Airways Group (upon its receipt of proceeds from the RSA Investment Agreement) which were used to reduce two intercompany loans outstanding from US Airways Group.

     Net cash used for financing activities during the six months ended June 30, 2004 was $277 million. Principal payments on long-term debt and capital lease obligations of $319 million includes the $250 million prepayment made in connection with the ATSB Loan amendment in March 2004. The financing activities for the six months ended June 30, 2003 were significantly impacted by the Company's emergence from bankruptcy in March 2003. Net cash provided by financing activities during the first six months of 2003 was $757 million. US Airways received proceeds of $1 billion from the ATSB Loan. Additionally, the Company borrowed $69 million under a debtor-in-possession facility provided by RSA (RSA DIP Facility) and $62 million under a debtor-in-possession liquidity facility provided by GE (GE DIP Facility). The Company also borrowed $79 million under an exit liquidity facility provided by GE and $18 million on a credit facility provided by GE. The Company used a portion of the above proceeds to repay $369 million that was outstanding under the RSA DIP Facility on the Effective Date. The Company also used a portion of the proceeds to repay the $62 million outstanding under the GE DIP Facility. The Company also made principal payments of debt of $40 million during the six months ended June 30, 2003.

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

     The Company utilizes financial derivatives to manage the risk associated with changes in aviation fuel prices. As of June 30, 2004, the Company had open fuel hedge positions in place to hedge approximately 35% of its third quarter 2004 anticipated jet fuel requirements, 30% of its fourth quarter 2004 anticipated jet fuel requirements, and 5% of its 2005 anticipated fuel requirements.

     There have been no other material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     Disclosure Controls and Procedures

     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of such date.

     Changes in Internal Control over Financial Reporting

     There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

     No new material legal proceedings have commenced during the time period covered by this interim report. In addition, there have been no significant developments in the pending legal proceedings as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 except as discussed below.

     Williard, Inc. (Williard) together with the joint venture of Williard and Len Parker Associates (Williard/Parker), was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard and Williard/Parker sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company LLC (Limbach) alleged that it purchased the claims of Williard. After a trial, the Bankruptcy Court on June 7, 2004 determined the value of the Limbach and Limbach/Parker claims to be $2,542,843. Limbach and Limbach/Parker are challenging on appeal various rulings of the court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal. Limbach and Limbach/Parker have a filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development (PAID) and received permission to include US Airways as a co-defendant, provided that Limbach and Limbach/Parker did not make any claims against US Airways in that action. In the lawsuit against the City and PAID, Limbach and Limbach/Parker are seeking the same sums as in its earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third party beneficiary claims against the City and PAID. These rulings are subject to appeal at a later date. On May 21, 2004, the City and PAID filed a motion for summary judgment seeking dismissal of the lawsuit. Should Limbach and/or Limbach/Parker recover in the Philadelphia Action against the City and PAID, that award would be paid at 100 cents on the dollar. US Airways may have an obligation to indemnify the City and PAID under its agreements related to the airport development, which US Airways assumed as part of the bankruptcy process. Therefore, any recovery by Limbach and/or Limbach/Parker against the City and PAID could result in an indemnification claim that US Airways may have to pay at full value.

     In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation (IFPC). IFPC was US Airways' provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believed that its termination of its agreement with IFPC was appropriate and that it was owed significant damages from IFPC. US Airways filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for Chapter 11 bankruptcy protection, and ultimately liquidated it assets pursuant to a liquidating trust. The underlying litigation was stayed and both IFPC, through its liquidating trust, and the Company filed proofs of claims in the other's bankruptcy case. US Airways objected to IFPC's claim in its bankruptcy case. US Airways was also seeking recovery of certain escrowed funds relating to the original contract. In June 2004, US Airways and IFPC reached a full and final settlement of the matter. Under the terms of the settlement, the parties divided the disputed escrow funds and executed mutual releases.

     On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries alleging that the defendants infringed upon three patents held by plaintiffs, all of which patents are entitled "Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers." Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and the subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. It should be noted that on the same date, the same plaintiff filed what the Company believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corp., Korean Air Lines Co. Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Limited, Delta Airlines and Continental Airlines, and had filed a suit against the parent company of American Airlines in December 2003.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Designation	Description

10.1

Amendment No. 3 dated May 21, 2004 to Loan Agreement dated March 31, 2004 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board

10.2

Amendment No. 4 dated July 13, 2004 to Loan Agreement dated March 31, 2004 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board

10.3	2003 Stock Incentive Plan of US Airways Group, as amended and restated (incorporated by reference to Exhibit 4.4 of US Airways Group's Registration Statement on Form S-8 filed on June 3, 2004)
10.4	First Amendment to the US Airways Funded Executive Defined Contribution Plan dated January 26, 2004
10.5	Second Amendment to the US Airways Funded Executive Defined Contribution Plan
10.6	Third Amendment to the US Airways Funded Executive Defined Contribution Plan
10.7	First Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated January 26, 2004
10.8	Second Amendment to the US Airways Unfunded Executive Defined Contribution Plan
10.9	Third Amendment to the US Airways Unfunded Executive Defined Contribution Plan
10.10	Separation Agreement between U.S. Airways Group, Inc., U.S. Airways, Inc. and David N. Siegel dated April 23, 2004
10.11	Supplemental Separation Agreement between US Airways Group, Inc., US Airways, Inc. and David N. Siegel dated May 19, 2004
10.12	Separation and Consulting Agreement between US Airways Group, Inc., US Airways, Inc. and Neal S. Cohen effective April 30, 2004
10.13	Agreement between US Airways and the Vice President-Financial Planning with respect to certain employment arrangements effective July 25, 2002
10.14	Severance Agreement between US Airways and the Senior Vice President-Finance effective May 1, 2003
10.15	Agreement between US Airways and its Executive Vice President-Finance and Chief Financial Officer with respect to certain employment arrangements dated May 20, 2004
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.  Reports on Form 8-K
Date of Report	Subject of Report

June 3, 2004	Filed a Form 8-K containing a news release disclosing May 2004 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward-looking information

May 19, 2004

Filed a Form 8-K containing a news release for US Airways Group, Inc. and US Airways, Inc. The filing disclosed several decisions related to the governance of the Company. These actions included approval of a compensation package for President and Chief Executive Officer Bruce Lakefield, election of Ronald E. Stanley to the Board of Directors , and promotion of three senior officers in a consolidation of the finance department

May 6, 2004	Filed a Form 8-K containing a news release disclosing April 2004 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward-looking information

April 27, 2004

Furnished a Form 8-K containing a news release disclosing results of operations for US Airways Group, Inc. and US Airways, Inc. for the three months ended March 31, 2004, and selected operating and financial statistics for US Airways, Inc. for the same period

April 19, 2004

Filed a Form 8-K containing a news release of US Airways Group, Inc. and US Airways, Inc. announcing the resignation of David Siegel as President and Chief Executive Officer and the appointment of Bruce Lakefield as Chief Executive Officer

April 5, 2004	Filed a Form 8-K containing a news release disclosing March 2004 performance for US Airways Group, Inc. and US Airways, Inc., including certain forward-looking information

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Airways, Inc. (Registrant)

Date: August 4, 2004	By: /s/ Anita P. Beier
Anita P. Beier
Senior Vice President and Controller
(Chief Accounting Officer)