Form 10-Q
period 2004-09-30
US AIRWAYS INC
filed 2004-11-05
CIK 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

US Airways, Inc.
(Debtor-in-Possession)
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
                                                                 Yes    X                    No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act
                                                                 Yes                          No        X

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                 Yes    X                    No

     As of October 31, 2004 there were outstanding 1,000 shares of common stock of US Airways, Inc.

US Airways, Inc.
(Debtor-in-Possession)
Form 10-Q
Quarterly Period Ended September 30, 2004

Table of Contents

Part I. Financial Information

Item 1. Financial Statements

US Airways, Inc.
(Debtor-in-Possession)
Condensed Statements of Operations
(in millions)
(unaudited)

Successor Company					|	Predecessor Company
Three Months Ended September 30, 2004		Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Six Months Ended September 30, 2003	| | |	Three Months Ended March 31, 2003
Operating Revenues					|
Passenger transportation	$1,601	$1,593	$4,875	$3,190	|	$1,358
Cargo and freight	31	31	99	65	|	35
Other	156	125	445	253	|	119
Total Operating Revenues	1,788	1,749	5,419	3,508	|	1,512
					|
Operating Expenses					|
Personnel costs	591	587	1,732	1,250	|	562
Aviation fuel	260	195	718	383	|	197
US Airways Express capacity purchases	327	311	981	589	|	251
Aircraft rent	106	96	307	198	|	101
Other rent and landing fees	101	103	299	199	|	99
Selling expenses	95	90	287	186	|	83
Aircraft maintenance	75	74	222	171	|	70
Depreciation and amortization	55	50	153	102	|	63
Special items	-	-	-	34	|	-
Government compensation	-	-	-	(212)	|	-
Other	336	280	940	576	|	288
Total Operating Expenses	1,946	1,786	5,639	3,476	|	1,714
Operating Income (Loss)	(158)	(37)	(220)	32	|	(202)
					|
Other Income (Expense)					|
Interest income	5	5	11	10	|	2
Interest expense, net	(52)	(54)	(164)	(108)	|	(73)
Reorganization items, net	(12)	-	(12)	-	|	1,888
Other, net	(2)	(3)	20	7	|	(2)
Other Income (Expense), Net	(61)	(52)	(145)	(91)	|	1,815
					|
Income (Loss) Before Income Taxes	(219)	(89)	(365)	(59)	|	1,613
Provision (Credit) for Income Taxes	(5)	(1)	(6)	12	|	-
Net Income (Loss)	$(214)	$(88)	$(359)	$(71)	|	$1,613
	===	===	===	===	|	===

See accompanying Notes to Condensed Financial Statements.

                                                                     US Airways, Inc.
                                                                  (Debtor-in-Possession)
                                                                Condensed Balance Sheets
                                                                       (in millions)

	Successor Company
	September 30, 2004	December 31, 2003
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$672	$923
Short-term investments	80	358
Restricted cash	124	151
Receivables, net	330	240
Materials and supplies, net	144	167
Prepaid expenses and other	166	138
Total Current Assets	1,516	1,977

Property and Equipment
Flight equipment	3,088	2,497
Ground property and equipment	353	349
Less accumulated depreciation and amortization	(244)	(118)
	3,197	2,728
Purchase deposits for flight equipment	138	213
Total Property and Equipment	3,335	2,941

Other Assets
Goodwill	2,490	2,475
Other intangibles, net	501	532
Restricted cash	609	402
Other assets, net	47	22
Total Other Assets	3,647	3,431
Total Assets	$8,498	$8,349
	====	====

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt and capital lease obligations	$701	$360
Accounts payable	132	355
Payables to related parties, net	61	35
Traffic balances payable and unused tickets	966	835
Accrued aircraft rent	28	76
Accrued salaries, wages and vacation	198	190
Other accrued expenses	229	657
Total Current Liabilities	2,315	2,508

Noncurrent Liabilities and Deferred Credits
Long-term debt and capital lease obligations, net of current maturities	-	2,581
Deferred gains and credits, net	46	434
Postretirement benefits other than pensions	-	1,650
Employee benefit liabilities and other	223	1,087
Total Noncurrent Liabilities and Deferred Credits	269	5,752
Liabilities Subject to Compromise	6,126	-
Commitments and Contingencies

Stockholder's Equity (Deficit)
Common stock	-	-
Paid-in capital	349	349
Accumulated deficit	(520)	(160)
Deferred compensation	(22)	(45)
Accumulated other comprehensive loss	(19)	(55)
Total Stockholder's Equity (Deficit)	(212)	89
Total Liabilities and Stockholder's Equity (Deficit)	$8,498	$8,349
	====	====

See accompanying Notes to Condensed Financial Statements.

US Airways, Inc.
(Debtor-in-Possession)
Condensed Statements of Cash Flows
(in millions)
(unaudited)

Successor Company			|	Predecessor Company
Nine Months Ended September 30, 2004		Six Months Ended September 30, 2003	| | |	Three Months Ended March 31, 2003
			|
Net cash provided by (used for) operating activities before reorganization items	$41	$198	|	$(189)
Reorganization items, net	(10)	-	|	(90)
Net cash provided by (used for) operating activities	31	198	|	(279)
			|
Cash flows from investing activities			|
Capital expenditures and purchase deposits for flight equipment, net	(67)	(163)	|	(7)
Proceeds from dispositions of property	16	11	|	2
Decrease (increase) in short-term investments	278	(239)	|	(19)
Decrease (increase) in restricted cash	(180)	13	|	(57)
Proceeds from repayment of parent company loans	-	-	|	237
Other	3	7	|	(8)
Net cash provided by (used for) investing activities	50	(371)	|	148
			|
Cash flows from financing activities			|
Proceeds from issuance of long-term debt	64	37	|	1,081
Proceeds from Debtor-in-Possession financings	-	-	|	131
Proceeds from parent company	-	34	|	-
Principal payments on long-term debt and capital lease obligations	(396)	(23)	|	(35)
Principal payments on Debtor-in-Possession financings	-	-	|	(431)
Net cash provided by (used for) financing activities	(332)	48	|	746
Net increase (decrease) in Cash and cash equivalents	(251)	(125)	|	615
Cash and cash equivalents at beginning of period	923	1,195	|	580
Cash and cash equivalents at end of period	$672	$1,070	|	$1,195
	===	====	|	====
			|
Noncash investing and financing activities			|
Flight equipment acquired through issuance of debt	$477	$-	|	$-
			|
Supplemental Information			|
Interest paid during the period	$152	$97	|	$72
Income taxes paid (refunded) during the period	$(9)	$(10)	|	$2
			|

See accompanying Notes to Condensed Financial Statements.

US Airways, Inc.
(Debtor-in-Possession)
Notes to Condensed Financial Statements
(Unaudited)

1.  Chapter 11 Proceedings

     On September 12, 2004, US Airways, Inc. (US Airways or the Company), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group, Inc. (US Airways Group), US Airways' parent company and four of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Each of the Debtors in these cases had previously filed a voluntary petition for relief under Chapter 11 on August 11, 2002 (the Prior Bankruptcy). The Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (the 2003 Plan), which was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and became effective on March 31, 2003.

     Before emerging from the Prior Bankruptcy in 2003, the Company had examined every phase of its contracts and operations and had significantly reduced costs. The Company had reduced its mainline capacity, realigned its network to maximize yield, initiated a business plan to use more regional jets and procured financing for these aircraft, and expanded its alliance with other carriers. However, in the 18 months since emerging from the Prior Bankruptcy, the Company has continued to incur substantial losses from operations. For the nine months ended September 30, 2004, the Company's operating revenues were $5.4 billion, operating loss was $220 million and net loss was $359 million. The primary factors contributing to these losses include the reduction in domestic industry revenue and significant increases in fuel prices. The downward pressure on domestic industry revenue is a result of the rapid growth of low-fare, low-cost airlines, the increasing transparency of fares through Internet sources and other changes in fare structures that have resulted in substantially lower fares for many business and leisure travelers. The competitive environment has continued to intensify throughout 2004, particularly in key markets such as Philadelphia, Washington, D.C., Boston and New York.

     Throughout the spring and summer of 2004, the Company communicated with key stakeholders and the public its plan to transform US Airways into a fully competitive and profitable airline (the Transformation Plan). A key element of the Transformation Plan is significant reductions in labor costs through changes to the Company's collective bargaining agreements. The Company aggressively sought the necessary agreements to allow full implementation of the Transformation Plan without the need for filing new Chapter 11 cases but was unable to do so in a timely manner. As a result of the recurring losses, available cash declining, and risk of defaults or cross defaults under certain key financing and operating agreements, it was necessary for the Company to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on September 12, 2004.

     At hearings held on September 13, 2004, the Bankruptcy Court granted the Company's first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting permission to the Debtors to, among other things: (a) pay employee wages and continue benefits, such as medical and dental insurance; (b) honor pre-petition obligations to customers and continue customer programs, including US Airways' Dividend Miles program; (c) pay for fuel under existing supply contracts, and honor existing fuel supply, distribution and storage agreements; (d) assume contracts related to interline agreements with other airlines; (e) pay pre-petition obligations to foreign vendors, foreign service providers and foreign governments; and (f) continue maintenance of existing bank accounts and existing cash management systems. The Bankruptcy Court also approved the interim agreement reached between the Company, the Air Transportation Stabilization Board (ATSB) and the lenders under the loan, substantially guaranteed by the ATSB, to allow the Company continued use of the cash collateral securing the $1 billion loan obtained upon emergence from the Prior Bankruptcy (see further discussion below).

     On September 24, 2004, the Debtors filed a motion under Section 1113(e) of the Bankruptcy Code requesting interim relief from their collective bargaining agreements with the Air Line Pilots Association (ALPA), Association of Flight Attendants-Communications Workers of America (AFA), Transport Workers Union (TWU), Communications Workers of America (CWA) and International Association of Machinists and Aerospace Workers (IAM). Upon the approval of the Bankruptcy Court on October 15, 2004, base rates of pay were reduced by 21% through February 15, 2005. Reductions to pension contributions were also approved. The order does not apply to ALPA or TWU, whose members have ratified permanent agreements. The order will also be superseded for other labor groups for changes agreed to by the parties and approved by the Bankruptcy Court. On October 25, 2004, the IAM and the AFA filed motions for reconsideration of the interim relief order with the Bankruptcy Court. The Bankruptcy Court also has approved the Company's motion to modify its projected minimum fleet size, if necessary, and to use third-party vendors through February 15, 2005 for heavy airframe maintenance work on its Airbus fleet.

     The Company has also implemented pay and benefit reductions for its management/non-union employees, including reductions to base pay, workforce reductions and modifications to the vacation and sick time accruals. The Company will also implement modifications to pension plans and retiree benefits. The pay rate reductions went into effect on October 11, 2004.

     On October 20, 2004, the Debtors filed a motion under Section 1110 of the Bankruptcy Code (Section 1110) to preserve the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment that are leased or subject to a security interest or conditional sale contract that is specifically governed by Section 1110. In this motion, the Debtors seek an order authorizing the Debtors to enter into Section 1110 agreements either to perform all of the obligations under the leases, security agreements, or conditional sale contracts and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Debtors' insolvency or other financial condition of the Debtors) or to extend the Section 1110 (a) (1) deadline. All of the above agreements will be subject to final approval of the Bankruptcy Court. If this motion is not granted or the above agreements are not approved, the rights of the lessor or secured party to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract are not limited or otherwise affected by the automatic stay, or any other provision of the Bankruptcy Code. The Debtors are currently seeking to defer certain payments that would otherwise be due upon expiration of the automatic stay. Therefore, in the event the Company is not able to reach consensual agreements with the necessary parties with respect to such deferrals, the Debtors' business may be materially and adversely affected.

     The Company has begun the process of notifying all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all pre-petition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Debtors' Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 12, 2004 (Petition Date). The Debtors have the exclusive right for 120 days from the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptance of the plan. These deadlines may be extended by the Bankruptcy Court.

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

     As a result of the Chapter 11 filing, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a Debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

     Under the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders of US Airways Group are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 case to each of these constituencies or what type or amount of distributions, if any, they would receive.

ATSB Loan and Cash Collateral Agreement

     As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act from the ATSB in connection with a $1 billion term loan financing (ATSB Loan) that was funded on March 31, 2003. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its 2003 Plan. US Airways is the primary obligor under the ATSB Loan, which is guaranteed by US Airways Group and by each of its other domestic subsidiaries. The ATSB Loan is secured by substantially all of the present and future assets of the Debtors not otherwise encumbered (including certain cash and investments accounts, previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. As of September 30, 2004, $718 million is outstanding under the ATSB Loan. The ATSB Loan is reflected as a current liability on the accompanying balance sheet at a book value of $701 million, which is net of $17 million of unamortized discount, and is not subject to compromise. Therefore, on September 30, 2004, the Company's $752 million in unrestricted cash and short-term investments is available to support daily operations, subject to certain conditions and limitations, under the Cash Collateral Agreement described below.

     The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan (Tranche A) was funded through a participating lender's commercial paper conduit program and bears interest at a rate equal to the conduit provider's weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30%, and (ii) 10% of the ATSB Loan (Tranche B) bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee currently equal to 4.1% of the ATSB's guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. Due to the Company's September 2004 bankruptcy filing and the subsequent loss of regional jet financing, the guarantee fee increased by 2% per annum and the interest rate on Tranche A and Tranche B increased by an additional 2% and 4% per annum, respectively, for an effective increase in the interest rate on the loan balance of 4%.

     As discussed above, the Company has entered into an agreement, with the approval of the Bankruptcy Court, for the continued use of the cash collateral securing the ATSB Loan (Cash Collateral Agreement). The Cash Collateral Agreement is subject to certain conditions and limitations and will expire on January 14, 2005. Under the Cash Collateral Agreement, the Company is required to maintain a certain amount of unrestricted cash each week. The amount required to be maintained will decline from $750 million at the end of October to $550 million on January 14, 2005. The Company must also maintain and achieve certain cumulative earnings levels during the period, as defined in the Cash Collateral Agreement. Further, the Company must comply with restrictions on its ability to make capital expenditures. In light of rising fuel prices, there can be no assurance that the Company can comply with the Cash Collateral Agreement.

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

     Management believes that all adjustments, consisting of normally recurring items, necessary for a fair presentation of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to impairment of goodwill, passenger revenue recognition, fresh-start reporting, impairment of long-lived assets and intangible assets, and pensions and other postretirement benefits.

     These interim Condensed Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business statements for periods while the Company is under bankruptcy protection. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the Condensed Statements of Operations. In addition, cash used for reorganization items is disclosed separately in the Condensed Statements of Cash Flows.

     In accordance with SOP 90-7 and in connection with the Prior Bankruptcy, the Company adopted fresh-start reporting on March 31, 2003. References in the Condensed Financial Statements and the Notes to the Condensed Financial Statements to "Predecessor Company" refer to the Company prior to March 31, 2003. References to "Successor Company" refer to the Company on and after March 31, 2003, after giving effect to the cancellation of existing common stock and the issuance of new securities in accordance with the 2003 Plan of Reorganization, and the application of fresh-start reporting. As a result of the adoption of fresh-start reporting, the Company's post-emergence financial statements are not comparable with its pre-emergence financial statements, because they are, in effect, those of a new entity.

3.  Income Taxes

     The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding their ultimate realization. The Company recorded a $6 million income tax benefit for the nine months ended September 30, 2004, as compared to $12 million of expense for the six months ended September 30, 2003. No income tax provision or benefit was recorded for the three months ended March 31, 2003.

     In the event that US Airways Group were to experience a change in ownership, as defined by Internal Revenue Code Section 382, related to the current Chapter 11 filing, it may substantially limit the annual usage of any remaining tax attributes that were generated prior to the change in ownership. The amount of limitation will be determinable at the time of emergence from the current Chapter 11 reorganization.

4. Employee Benefit Plans
   Components of the net and total periodic benefit for pension benefits include the following (in millions):

	Successor Company				Predecessor Company
	Three Months Ended Sept. 30, 2004	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2004	Six Months Ended Sept. 30, 2003	Three Months Ended March 31, 2003

Service cost	$10	$9	$30	$18	$27
Interest cost	39	37	115	75	89
Expected return on plan assets	(32)	(29)	(96)	(59)	(69)
Amortization of:
Prior service cost	-	-	-	-	1
Actuarial (gain) loss	-	-	-	-	1
Net periodic cost	17	17	49	34	49
Fresh start charge	-	-	-	-	1,004
Curtailment/settlement	-	-	-	-	(1,391)
Total periodic cost (benefit)	$17	$17	$49	$34	$(338)
	==	==	==	==	===

     Components of the net and total periodic benefit cost for other postretirement benefits include the following (in millions):

	Successor Company				Predecessor Company
	Three Months Ended Sept. 30, 2004	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2004	Six Months Ended Sept. 30, 2003	Three Months Ended March 31, 2003

Service cost	$9	$10	$30	$20	$11
Interest cost	21	25	67	50	29
Amortization of:
Prior service cost	(3)	(3)	(9)	(6)	(10)
Actuarial (gain) loss	(3)	-	(6)	-	6
Net periodic cost	24	32	82	64	36
Fresh start charge	-	-	-	-	118
Total periodic cost	$24	$32	$82	$64	$154
	==	==	==	==	==

     At December 31, 2003, the Company expected to make contributions of $237 million to its defined benefit pension plans during 2004. On April 10, 2004, the enactment of H.R. 3108, the Pension Funding Equity Act of 2004, established a two-year replacement of the benchmark interest rate used to determine the funding of liabilities of private sector pension plans. Consequently, the Company was obligated to contribute $154 million to these plans during 2004 prior to bankruptcy filing. During the three and nine months ended September 30, 2004, the Company contributed $7 million and $29 million, respectively, to its defined benefit pension plans. Under bankruptcy protection and the stay of pre-petition payments, the Company did not fund $110 million of pension payments due on September 15, 2004 and $15 million due on October 15, 2004. The Company expects to make only $1 million in contributions for the remainder of 2004.

     Under the Bankruptcy Code, prepetition employer contribution payable balances generally represent general unsecured claims, and there can be no assurance that these balances will be paid to the pension plans. The Debtors intend to freeze or terminate certain defined benefit plans, and make substantial modifications to other benefit plans. The Company has appointed an independent fiduciary for all of its benefits plans, who is charged with the duty of pursuing the rights of the plans, to the extent that the Debtors are not continuing to fund the plans due to bankruptcy prohibitions.

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

     The recognition of this subsidy resulted in a reduction in expense of $7 million and $14 million for the three and nine months ended September 30, 2004, respectively, and a $198 million actuarial gain that will be amortized over the remaining period to expected retirement. Significant assumptions included in the re-measurement of the accumulated postretirement benefit obligation are a 6.25% discount rate and a reduction in retiree participation in the Company-sponsored plan as certain defined drug benefit caps make the plan more costly to retirees than Medicare. As a result of the Company's intent to freeze or terminate certain defined benefit plans and the efforts to substantially revise retire medical benefit plans, these liabilities are subject to compromise (see Note 6).

5.  Comprehensive Income (Loss)

     Comprehensive loss was $(206) million and $(324) million for the three and nine months ended September 30, 2004, respectively. Comprehensive loss was $(88) million and $(60) million for the three and six months ended September 30, 2003. Comprehensive income was $2.48 billion for the three months ended March 31, 2003. Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other non-owner transactions and events that change stockholder's equity such as changes in the fair value of certain derivative financial instruments and adjustments for minimum pension liabilities.

6.   Liabilities Subject to Compromise and Reorganization Items

     (a) Liabilities Subject to Compromise

      Under the Bankruptcy Code, certain claims against US Airways in existence prior to the petition date of September 12, 2004 are stayed while US Airways continues operating as a debtor-in possession. US Airways has received approval from the Bankruptcy Court to, among other things: (a) pay employee wages and continue benefits, such as medical and dental insurance; (b) honor pre-petition obligations to customers and continue customer programs, including US Airways' Dividend Miles program; (c) pay for fuel under existing supply contracts, and honor existing fuel supply, distribution and storage agreements; (d) assume contracts related to interline agreements with other airlines; (e) pay pre-petition obligations to foreign vendors, foreign service providers and foreign governments and (f) continue maintenance of existing bank accounts and existing cash management systems. Except for the ATSB Loan, substantially all other pre-petition liabilities not mentioned above have been classified as Liabilities Subject to Compromise in the unaudited Condensed Balance Sheets. Adjustments to these liabilities may result from negotiations, payments authorized by Bankruptcy Court order, additional rejection of executory contracts including leases, or other events. The Company continues to accrue interest on all debt and capital leases.

     Shortly after the Chapter 11 filing, US Airways began notifying all known or potential creditors of the filing for the purpose of identifying all pre-petition claims against the Debtors. Amounts that US Airways has recorded may be different than amounts filed by its creditors. The number and amount of allowable claims cannot be presently ascertained. The claims reconciliation process may result in adjustments to allowable claims.

     The following table summarizes the components of Liabilities Subject to Compromise included in US Airways' Condensed Balance Sheets as of September 30, 2004 (in millions):

Debt and capital leases	$ 2,398
Postretirement and other employee related expenses	2,708
Accounts payable	250
Other accrued expenses	403
Aircraft-related accruals and deferrals	367
Total Liabilities Subject to Compromise	$ 6,126
====

     (b) Reorganization Items

     Reorganization items, net represent amounts recognized and incurred as a direct result of the Company's current Chapter 11 filing and the Prior Bankruptcy and are presented separately in the Company's Condensed Statements of Operations. Reorganization items for the three and nine month period ended September 30, 2004 consisted of professional fees. For the three months ended March 31, 2003, reorganization items consisted of the following (in millions):

Discharge of liabilities	$ 3,655	(a)
Restructured aircraft financings	946	(b)
Termination of pension plans, net	386	(c)
Damage and deficiency claims	(1,892	) (d)
Revaluation of assets and liabilities	(1,106	) (e)
Professional fees	(51)
Other	(50)
	$ 1,888
	======

(a)  Reflects the discharge of Liabilities Subject to Compromise as provided under the 2003 Plan of Reorganization.
(b)  As of March 31, 2003, the Company had restructured aircraft debt and lease agreements related to 119 aircraft in connection with the Prior Bankruptcy including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.
(c)  Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination, which was partially offset by the Company's estimate of the PBGC claim.
(d)  Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the Prior Bankruptcy proceedings.
(e)  Represents the net effect of adjustments to reflect assets and liabilities at fair value in connection with the Company's adoption of fresh-start reporting on March 31, 2003.

7.  Unusual Items

     (a) Special Items

     During the six months ended September 30, 2003, the Company recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery. The Company also recognized $1 million in reductions to previously recorded severance pay and benefits accruals related to the involuntary termination or furlough of certain employees.

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

8.  Recent accounting pronouncements and changes

     In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2). This FSP provides guidance on accounting for the effects of the Medicare Prescription Drug Act for employers that sponsor post-retirement healthcare plans that provide prescription drug benefits. The Company was required to adopt FSP FAS 106-2 no later than the beginning of the Company's third quarter of 2004. The Company adopted FSP FAS 106-2 during the second quarter of 2004. See Note 4 - Employee Benefit Plans for further details regarding the impact of FSP FAS 106-2.

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

     Certain of the statements contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of the Company with respect to current events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor-in-possession financing or other financing; the ability of the Company to maintain adequate liquidity; the ability of the Company to absorb escalating fuel costs; the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 proceedings on the Company's liquidity or results of operations; the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the financial covenants); the ability of the Company to fund and execute its Transformation Plan during the Chapter 11 proceedings and in the context of a plan of reorganization and thereafter; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing availability and costs; security-related and insurance costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand (particularly from low-cost carriers and multi-carrier alliances); weather conditions; government legislation and regulation; impact of the Iraqi war and the Iraqi occupation; other acts of war or terrorism; and other risks and uncertainties listed from time to time in the Company's reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company's various pre-petition liabilities. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities.

Introduction

     On September 12, 2004, US Airways, Inc. (US Airways or the Company), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group, Inc. (US Airways Group), US Airways' parent company and four of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Each of the Debtors in these cases had previously filed a voluntary petition for relief under Chapter 11 on August 11, 2002 (the Prior Bankruptcy). The Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (the 2003 Plan), which was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and became effective on March 31, 2003. In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company adopted fresh-start reporting on March 31, 2003. References to "Predecessor Company" refer to the Company prior to March 31, 2003 upon emergence from the Prior Bankruptcy. References to "Successor Company" refer to the Company on and after March 31, 2003, after giving effect to the cancellation of the then-existing common stock and the issuance of new securities in accordance with the 2003 Plan and application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company's financial statements are not comparable with the Predecessor Company's financial statements.

     For the third quarter of 2004, the Company's operating revenues were $1.79 billion, operating loss was $158 million and the net loss was $214 million. Operating revenues were $1.75 billion, operating loss was $37 million and the net loss was $88 million for the same period in 2003. As discussed in "Results of Operations" below, results for the quarter reflect high fuel prices and the continued weak revenue environment. In addition, results were negatively impacted by severe weather and expenses associated with certain employee benefits and the frequent flier program.

Chapter 11 Proceedings

     Before emerging from the Prior Bankruptcy in 2003, the Company had examined every phase of its contracts and operations and had significantly reduced costs. The Company had reduced its mainline capacity, realigned its network to maximize yield, initiated a business plan to use more regional jets and procured financing for these aircraft, and expanded its alliance with other carriers. However, in the 18 months since emerging from the Prior Bankruptcy, the Company has continued to incur substantial losses from operations. For the nine months ended September 30, 2004, the Company's operating revenues were $5.4 billion, operating loss was $220 million and net loss was $359 million. The primary factors contributing to these losses include the reduction in domestic industry unit revenue and significant increases in fuel prices. The downward pressure on domestic industry revenue is a result of the rapid growth of low-fare, low-cost airlines, the increasing transparency of fares through Internet sources and other changes in fare structures that have resulted in substantially lower fares for many business and leisure travelers. The competitive environment has continued to intensify throughout 2004, particularly in key markets such as Philadelphia, Washington, D.C., Boston and New York.

     Throughout the spring and summer of 2004, the Company communicated with key stakeholders and the public its plan to transform US Airways into a fully competitive and profitable airline (the Transformation Plan). A key element of the Transformation Plan is significant reductions in labor costs through changes to the Company's collective bargaining agreements. The Company aggressively sought the necessary agreements to allow full implementation of the Transformation Plan without the need for filing new Chapter 11 cases but was unable to do so in a timely manner. As a result of the recurring losses, available cash declining, and risk of defaults or cross defaults under certain key financing and operating agreements (see discussion below), it was necessary for the Debtors to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on September 12, 2004.

     At hearings held on September 13, 2004, the Bankruptcy Court granted the Company's first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting permission to the Debtors to, among other things: (a) pay employee wages and continue benefits, such as medical and dental insurance; (b) honor pre-petition obligations to customers and continue customer programs, including US Airways' Dividend Miles program; (c) pay for fuel under existing supply contracts, and honor existing fuel supply, distribution and storage agreements; (d) assume contracts related to interline agreements with other airlines; (e) pay pre-petition obligations to foreign vendors, foreign service providers and foreign governments; and (f) continue maintenance of existing bank accounts and existing cash management systems. The Bankruptcy Court also approved the interim agreement reached between the Company, the Air Transportation Stabilization Board (ATSB) and the lenders under the loan, substantially guaranteed by the ATSB, to allow the Company continued use of the cash collateral securing the $1 billion loan obtained upon emergence from the Prior Bankruptcy (see further discussion below).

     On September 24, 2004, the Debtors filed a motion under Section 1113(e) of the Bankruptcy Code requesting interim relief from their collective bargaining agreements with the Air Line Pilots Association (ALPA), Association of Flight Attendants-Communications Workers of America (AFA), Transport Workers Union (TWU), Communications Workers of America (CWA) and International Association of Machinists and Aerospace Workers (IAM). Upon the approval of the Bankruptcy Court on October 15, 2004, base rates of pay were reduced by 21% through February 15, 2005. Reductions to pension contributions were also approved. The order does not apply to ALPA or TWU, whose members have ratified permanent agreements. The order will also be superceded for other labor groups for changes agreed to by the parties and approved by the Bankruptcy Court. On October 25, 2004, the IAM and AFA filed motions for reconsideration of the interim relief order with the Bankruptcy Court. The Bankruptcy Court also has approved the Company's motion to modify its projected minimum fleet size, if necessary, and to use third-party vendors through February 15, 2005 for heavy airframe maintenance work on its Airbus fleet.

     The Company has also implemented pay and benefit reductions for its management/non-union employees, including reductions to base pay, workforce reductions and modifications to the vacation and sick time accruals. The Company will also implement modifications to pension plans and retiree benefits. The pay rate reductions went into effect October 11, 2004.

     On October 20, 2004, the Debtors filed a motion under Section 1110 of the Bankruptcy Code (Section 1110) to preserve the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment that are leased or subject to a security interest or conditional sale contract that is specifically governed by Section 1110. In this motion, the Debtors seek an order authorizing the Debtors to enter into Section 1110 agreements either to perform all of the obligations under the leases, security agreements, or conditional sale contracts and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Debtors' insolvency or other financial condition of the Debtors) or to extend the Section 1110 (a) (1) deadline. All of the above agreements will be subject to final approval of the Bankruptcy Court. If this motion is not granted or the above agreements are not approved, the rights of the lessor or secured party to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract are not limited or otherwise affected by the automatic stay, or any other provision of the Bankruptcy Code. The Debtors are currently seeking to defer certain payments that would otherwise be due upon expiration of the automatic stay. Therefore, in the event the Company is not able to reach consensual agreements with the necessary parties with respect to such deferrals, the Debtors' business may be materially and adversely affected.

     The Company has begun the process of notifying all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all pre-petition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Debtors Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 12, 2004 (Petition Date). The Debtors have the exclusive right for 120 days from the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptance of the plan. These deadlines may be extended by the Bankruptcy Court.

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

     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

     Under the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before US Airways is entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and US Airways Group, as sole shareholder, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 case to each of these constituencies or what types or amounts of distributions, if any, they would receive.

Transformation Plan

     The Company intends to use the Chapter 11 process to continue to implement its Transformation Plan, which is built on several aspects of proven success in the airline industry, beyond the necessary lower labor costs. Those include lower overall costs, a simplified fare structure and expanded services in the eastern United States, the Caribbean, and Latin America. Specifically, the Company has taken or is currently undertaking the following initiatives:

*  Lower, simplified pricing and lower distribution costs. US Airways has already taken steps to simplify its fares by introducing its GoFares pricing plan in many markets served from Philadelphia, Washington, D.C., and Fort Lauderdale, and has stated its intent to expand that pricing plan across its system in conjunction with achieving lower costs. A redesigned Web site and more airport technology will also lower distribution costs, enhance customer service and improve airport processing.

*  Enhanced low-cost product offering. US Airways customers will continue to benefit from a combination of product offerings that is unique among low-cost carriers, including two-class service, international flights to Europe, the Caribbean, Latin America and Canada, service to airports that business travelers prefer, access to a global network via the Star Alliance, a premium frequent flyer program and competitive onboard service.

*  Network enhancements. Leveraging its strong positions in major Northeast markets, US Airways intends to use its airport slot and facilities assets to offer nonstop service to more major business and leisure destinations. Pittsburgh is no longer a hub and service has been reduced in accordance with previously announced operational changes. Fort Lauderdale is being expanded to handle additional Latin America service.

*  Lower unit operating costs. In conjunction with more point-to-point flying, US Airways intends to fly its fleet more hours per day as it decreases the time aircraft sit on the ground at hubs, waiting for connecting passengers. Productivity increases will be gained through this more efficient scheduling in conjunction with the contractual labor changes.

Financing during the Chapter 11 Proceedings

As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act from the ATSB in connection with a $1 billion term loan financing (ATSB Loan). In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the ATSB Loan agreed to authorize the Company to continue to use these funds on an interim basis. Therefore, in lieu of debtor-in-possession financing, the Company will have access to cash collateralizing the ATSB Loan as working capital, subject to certain conditions and limitations. This interim agreement was approved by the Bankruptcy Court on September 13, 2004 as part of the first day motions, and was scheduled to expire on October 15, 2004. On October 14, 2004, the Bankruptcy Court approved a subsequent agreement entered into by the Company with the ATSB and the lenders under the ATSB Loan for the continued use of cash collateral to support daily operations, subject to certain conditions and limitations, until January 14, 2005. For additional information on the ATSB Loan along with other financial risks, see "Liquidity and Capital Resources" below.

Results of Operations

     The following section pertains to activity included in the Company's Condensed Statements of Operations (which are contained in Part I, Item 1 of this report) and in "Selected Operating and Financial Statistics" below. Except where noted, operating statistics referred to below are for scheduled service only. As discussed above, the Company emerged from Chapter 11 and adopted fresh-start reporting on March 31, 2003. Therefore, the Successor Company's financial statements are not comparable with the Predecessor Company's financial statements. However, for purposes of discussion of the results of operations, the three and nine months ended September 30, 2004 have been compared to the three and nine months ended September 30, 2003.

Three Months Ended September 30, 2004
Compared with the
Three Months Ended September 30, 2003

Operating Revenues-Passenger transportation revenues increased $8 million, or less than 1%, due to a 6.2% increase in revenue passenger miles (RPMs), offset by a 5.3% decrease in yield. Cargo and freight revenues were flat. Other revenue increased 24.8% as a result of an increase in service fee revenue from the wholly owned subsidiaries of US Airways Group and affiliates and revenue associated with certain marketing arrangements.

Operating Expenses-Operating expenses increased by 9.0% on a capacity increase of 4.1%. Personnel costs increased 0.7% due to an increase to the workers compensation liability and medical benefits expense partially offset by lower employee post-retirement pension benefit expense. Aviation fuel increased 33.3% due to higher average fuel prices. The sustained high price of fuel and the lack of any relief from record prices continue to have a negative impact on operating results. US Airways Express capacity purchases increased 5.1% reflecting a 19.8% increase in purchased ASMs, primarily from third-party regional jet operators. Aircraft rent increased 10.4% due to new aircraft leases for regional jets delivered. Other rent and landing fees decreased 1.9% due to decreases in space rent partially offset by increases in landing fees. Selling expenses increased 5.6% as a result of an increase in advertising expense and computer reservation fees, partially offset by a decrease in commissions. Aircraft maintenance was flat. Depreciation and amortization increased by 10.0% due to the write-down of certain ground equipment, offset by reduced amortization associated with capitalized software costs. Other operating expenses increased 20.0% due to costs associated with the redemption of Dividend Miles for travel on partner airlines and future travel on US Airways, along with costs associated with passenger and baggage screening and navigation fees.

Other Income (Expense)-Interest income was flat. Interest expense decreased as a result of a credit of $8.3 million associated with the repurchase of debt, partially offset by additional interest associated with debt on new aircraft. Reorganization items, net represents amounts incurred as a direct result of the Company's Chapter 11 filing. In the third quarter of 2004, these reorganization items consisted of professional fees. Other, net income decreased as a result of the loss on disposal of certain ground equipment, offset by foreign exchange gains.

Provision (Credit) for Income Taxes-The Company recorded a $5 million income tax benefit for the third quarter of 2004, as compared to $1 million credit for the third quarter of 2003. The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding their ultimate realization.

Nine Months Ended September 30, 2004
Compared with the
Nine Months Ended September 30, 2003

Operating Revenues-Passenger transportation revenues increased $327 million or 7.2% due to a 9.9% increase in RPMs partially offset by a 2.5% decrease in yield. Other revenue increased 19.6% as a result of an increase in service fee revenue from the wholly owned subsidiaries of US Airways Group and affiliates offset by a decrease in military charter flights.

Operating Expenses-Operating expenses increased by 8.7%. Operating expenses excluding Government compensation and Special items increased by 5.0% on a capacity increase of 6.3%. Personnel costs decreased 4.4% due to lower employee pension and medical benefit expenses and a $82 million decrease in stock-based compensation expense related to the issuance of US Airways Group common stock to employees covered by collective bargaining agreements following emergence from the Prior Bankruptcy in 2003, partially offset by an increase to the workers compensation liability. Aviation fuel increased 23.8% due to higher average fuel prices. The sustained high price of fuel and the lack of any relief from record prices continue to have a negative impact on operating results. US Airways Express capacity purchases increased 16.8% reflecting a 25.5% increase in purchased ASMs, primarily from third-party regional jet operators. Aircraft rent increased as a result of new leases due to of the conversion of mortgaged aircraft to leased aircraft and new regional jet leases. Other rent and landing fees were flat as a result of decreases in space rent being offset by increases in landing fees. Selling expenses increased 6.7% as a result of an increase in advertising expense and computer reservation fees partly offset by a decrease in commissions. Aircraft maintenance decreased 7.9% reflecting lower costs associated with third-party engine and airframe repair services and the write-off of certain surplus of inventory in the second quarter of 2003. Depreciation and amortization decreased 7.3% due to lower book values on the existing fleet as a result of fresh-start reporting effective March 31, 2003, the conversion of mortgaged aircraft to leased aircraft, as well as reduced amortization associated with capitalized software costs partially offset by the write-off of certain ground equipment and an indefinite lived foreign slot. Other operating expenses increased 8.8% due to increases to the costs associated with the redemption of Dividend Miles for travel on partner airlines and future travel on US Airways, as well as increases to costs associated with passenger and baggage screening, navigation fees and legal fees. These increases were offset by decreases in passenger food costs and insurance costs. See Note 7 to the Condensed Financial Statements for additional information related to Special items and Government compensation.

Other Income (Expense)-Other Income (Expense) decreased by $1.9 billion, primarily as a result of the reorganization items directly associated with the Company's bankruptcy. See Note 6 to the Condensed Financial Statements for additional information on the components of the 2003 Reorganization items, net. In the third quarter of 2004, these reorganization items consisted of professional fees. Interest income was flat. Interest expense decreased as a result of a credit of $8.3 million associated with the repurchase of debt, the conversion of mortgaged aircraft to leased aircraft and the abandonment of certain aircraft partially offset by interest related to the ATSB Loan. Other, net increased due to a credit of $13 million related to a business interruption insurance recovery and a $2.1 million gain on the sale of four aircraft.

Provision (Credit) for Income Taxes- The Company recorded an income tax benefit of $6 million for the nine months ended September 30, 2004, as compared to $12 million of income tax expense for the nine months ended September 30, 2003. The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding their ultimate realization.

Selected Operating and Financial Statistics (1)

Three Months Ended Sept. 30,					Nine Months Ended Sept. 30,
	2004		2003		2004		2003
Revenue passenger miles (millions) *
System	12,044		11,344		34,138		31,050
Mainline	10,665		10,322		30,453		28,366
Available seat miles (millions) *
System	15,822		15,193		46,120		43,388
Mainline	13,713		13,431		40,220		38,602
Total available seat miles (millions)
System	15,823		15,196		46,124		43,472
Mainline	13,715		13,433		40,224		68,686
Passenger load factor (2) *
System	76.1%		74.7%		74.0%		71.6%
Mainline	77.8%		76.9%		75.7%		73.5%
Yield (3) *
System	13.29	c	14.04	c	14.28	c	14.65	c
Mainline (4)	11.73	c	12.24	c	12.59	c	12.92	c
Passenger revenue per available seat mile (5) *
System	10.12	c	10.48	c	10.57	c	10.48	c
Mainline (4)	9.12	c	9.41	c	9.53	c	9.50	c
Revenue passengers (thousands) *
System	14,274		13,695		41,858		39,291
Mainline	10,441		10,584		31,362		30,866
Mainline revenue per available seat mile (6)	10.47	c	10.56	c	10.87	c	10.69	c
Mainline cost per available seat mile ("Mainline CASM") * (7) (8)	11.59	c	10.98	c	11.47	c	11.25	c
Mainline average stage length (miles) *	801		795		791		760
Mainline cost of aviation fuel per gallon (9)	111.46	c	86.30	c	106.02	c	88.47	c
Mainline cost of aviation fuel per gallon (excluding fuel taxes)	106.11	c	81.07	c	100.55	c	83.17	c
Mainline gallons of aviation fuel consumed (millions)	227		226		668		656
Mainline number of aircraft in operating fleet at period-end	282		279		282		279
Full-time equivalent employees at period end	26,835		26,300		26,835		26,300

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
(4) Mainline passenger revenue excludes US Airways Express and MidAtlantic Airways passenger revenue of $350 million and $1,041 million for the three and nine months ended September 30, 2004 and $329 million and $882 million for the three and nine months ended September 30, 2003, respectively. MidAtlantic Airways began service in April 2004.
(5) Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(6) Mainline operating revenues divided by ASMs (a measure of unit revenue). Mainline operating revenues exclude US Airways Express and MidAtlantic Airways operating revenues of $352 million and $1,046 million for the three and nine months ended September 30, 2004 and $331 million and $887 million for the three and nine months ended September 30, 2003, respectively.
(7) Mainline operating expenses divided by mainline ASMs (a measure of unit cost).
(8) Mainline operating expenses exclude US Airways capacity purchases of $327 million and $981 million for the three and nine months ended September 30, 2004 and $311 million and $840 million for the three and nine months ended September 30, 2003, as well as $27 million and $42 million of operating expenses associated with the Company's MidAtlantic Airways operations for the three and nine months ended September 30, 2004. Mainline operating expenses for the nine months ended September 30, 2003 include an aircraft order penalty of $35 million and government compensation of $212 million with a combined CASM impact of 0.46c for the nine months ended September 30, 2003.
(9) Includes fuel taxes and transportation charges and excludes service fees.

Liquidity and Capital Resources

     As of September 30, 2004, the Company's Cash and cash equivalents and Short-term investments totaled $752 million, compared to $1.28 billion as of December 31, 2003. All of the Company's unrestricted cash constitutes cash collateral under the ATSB Loan.

     As a result of the recurring losses, decline in available cash, and risk of defaults or cross defaults under certain key financing and operating agreements (see discussion below), the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on September 12, 2004. The Company requires substantial liquidity in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company is currently estimated to incur losses for the remainder of 2004 which will likely cause the cash balance to continue to decline through the end of December 2004. Further, without additional cost reductions including permanent labor cost reductions, the Company anticipates a substantial decline in available cash in the first quarter of 2005 that could necessitate asset sales and layoffs, and result in an inability to continue operating. The projected decline in cash in early 2005 is a result of approximately $260 million in aircraft debt and lease payments due in January and February 2005. Failure to make these payments would result in the loss of those aircraft which are essential to the Transformation Plan. Secondly, cash balances will decline due to continued net losses during the winter months. The Company's low point for cash typically occurs in March, as the historically slow first quarter ends. The Company projects modest cash accumulation to begin for several months beginning in April 2005, assuming permanent labor cost reductions are in place by the first quarter of 2005. Therefore, in order to avoid a cash crisis in early 2005, the Company sought and received approval for interim relief from the existing collective bargaining agreements through February 15, 2005 to the extent that changes to such collective bargaining agreements are not achieved prior to that date.

ATSB Loan and Cash Collateral Agreement

     As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act from the ATSB in connection with a $1 billion term loan financing (ATSB Loan) that was funded on March 31, 2003. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its 2003 Plan. US Airways is the primary obligor under the ATSB Loan, which is guaranteed by US Airways Group and each of its other domestic subsidiaries. The ATSB Loan is secured by substantially all of the present and future assets of the Debtors not otherwise encumbered (including certain cash and investments accounts, previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. As of September 30, 2004, $718 million is outstanding under the ATSB Loan. The ATSB Loan is reflected as a current liability on the accompanying balance sheet at a book value of $701 million, which is net of $17 million of unamortized discount, and is not subject to compromise. Therefore, on September 30, 2004, the Company's $752 million in unrestricted cash and short-term investments is available to support daily operations, subject to certain conditions and limitations, under the Cash Collateral Agreement described below.

     The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan (Tranche A) was funded through a participating lender's commercial paper conduit program and bears interest at a rate equal to the conduit provider's weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30%, and (ii) 10% of the ATSB Loan (Tranche B) bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee currently equal to 4.1% of the ATSB's guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. Due to the Company's September 2004 bankruptcy filing and subsequent loss of regional jet financing, the guarantee fee increased by 2% per annum and the interest rate on Tranche A and Tranche B each increased by an additional 2% and 4% per annum, respectively, for an effective increase in the interest rate on the loan balance of 4%.
..
     As discussed above, the Company has entered into an agreement, with the approval of the Bankruptcy Court, for the continued use of the cash securing the ATSB Loan (Cash Collateral Agreement). The Cash Collateral Agreement is subject to certain conditions and limitations and will expire on January 14, 2005. Under the Cash Collateral Agreement, the Company is required to maintain a certain amount of unrestricted cash each week. The amount required to be maintained will decline from $750 million at the end of October to $550 million on January 14, 2005. The Company must also maintain and achieve certain cumulative earnings levels during the period, as defined in the agreement. Further, the Company must comply with restrictions on its ability to make capital expenditures. In light of rising fuel prices and continued softness in the revenue environment, there can be no assurance that the Company can comply with the Cash Collateral Agreement.

     The ATSB Loan also contains covenants that limit, among other things, the Company's ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Prior Bankruptcy. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the value of the collateral pledged in respect of the ATSB Loan decreasing below specified coverage levels. The amendments discussed below and the Cash Collateral Agreement have not eliminated any of these covenants.

Prior Amendments to the ATSB Loan during 2004

     In March of 2004, US Airways and the ATSB amended the financial covenants of the ATSB Loan to provide covenant relief for the measurement periods beginning June 30, 2004 through December 31, 2005. The ratios used in the financial covenants were adjusted and reset to align with the Company's forecast for 2004 and 2005 as of the date of the amendment, which assumed a return to profitability by 2005. In exchange for this covenant relief and other changes described below, US Airways made a voluntary prepayment of $250 million on March 12, 2004, which reduced, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan).

     The amendment also permitted US Airways to retain, at its election, up to 25% of the net cash proceeds from any asset sale for which definitive documentation would be completed by February 28, 2005, up to a total of $125 million for all asset sales. In addition, the amendment permitted US Airways to accept a third-party secured note as consideration for certain asset sales (including the US Airways Shuttle and wholly owned regional airline assets) as long as specified conditions are met. These conditions include: the note's amortization schedule will be no more favorable than the ATSB Loan; proceeds from the note will be used to prepay the ATSB Loan; the credit strength of the ATSB Loan will not be adversely affected as measured by specified ratings tests; and the note will be pledged as collateral for the ATSB Loan. Finally, in consideration for the lenders agreeing to amend the provision related to the going concern paragraph in the independent auditor's report for the Company's audited financial statements for the year ended December 31, 2003, US Airways agreed to revised covenants relating to minimum required unrestricted cash balances.

     Effective May 21, 2004, US Airways again amended the ATSB Loan to permit use of its regional jets financed by General Electric (GE) utilizing mortgage debt as cross collateral for other obligations of US Airways to GE. In consideration for this amendment, US Airways agreed to revised covenants relating to minimum required unrestricted cash balances. In addition, US Airways agreed to give up the right to retain up to 25% of the net cash proceeds from any asset sale, as had been permitted by the March 12, 2004 amendment. US Airways made a prepayment of $5 million in connection with this amendment.

     The ATSB Loan contains financial covenants that must be satisfied by US Airways at the end of each fiscal quarter. US Airways was uncertain as to its ability to satisfy these covenants as of June 30, 2004. Effective June 30, 2004, US Airways and the ATSB amended the ATSB Loan to remove the uncertainty relating to the Company's ability to satisfy its financial covenant tests for the second quarter of 2004. In consideration for this amendment, the Company agreed to change the loan amortization schedule, by increasing each of the first six principal repayment installments commencing on October 1, 2006 by approximately $16 million, and reducing the last principal repayment installment on October 1, 2009 by $94 million.

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

     In addition to the GE Credit Facility, GE has provided financing or guarantees on 145 of the Company's current operating aircraft. It also maintains the engines on the Company's B737-family aircraft, A320-family aircraft, B767 aircraft, EMB 170 aircraft and CRJ200 aircraft. In connection with its Prior Bankruptcy, the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues and the Company obtained additional financing from GE in the form of a liquidity facility of up to $360 million (GE Liquidity Facility). Borrowings under the liquidity facility bear interest of LIBOR plus 4.25%. Every obligation of the Company to GE is generally cross-defaulted to the GE Credit Facility, the GE Liquidity Facility, the GE regional jet leases and the GE regional jet mortgage financings. All of the Company's obligations to GE are generally cross-collateralized. There have been preliminary discussions with GE regarding these obligations.

Regional Jet Financing

     In May 2003, the Company entered into agreements to purchase a total of 170 regional jets from Bombardier and Embraer. The Company secured financing commitments from GE and from the respective airframe manufacturers for approximately 85% to 90% of these jets. These commitments are subject to certain credit or financial tests, as well as customary conditions precedent.

     Despite the Company's failure to meet one of the applicable credit standards as of May 5, 2004, the Company reached agreements with GE, Embraer and Bombardier for continued financing of regional jet deliveries through September 30, 2004. Any financing for deliveries on or after October 1, 2004 is subject to separate negotiations with each of the financiers and require that the Company demonstrate its ability to achieve the cost savings and low-cost carrier-competitive operating cost structure encompassed in its Transformation Plan.   As part of the agreement reached with Bombardier, the Company converted 23 CRJ200 deliveries (50-seat regional jets) to CRJ701 deliveries (70-seat regional jets) and retains the right to convert some or all of the CRJ701 deliveries to CRJ900 deliveries (90-seat regional jets). To facilitate this conversion, 19 aircraft previously scheduled for delivery in 2004 were deferred to 2005 and 2006. Further, US Airways agreed to the third-party refinancing of financing previously provided by from Bombardier for four aircraft. DVB Bank AG had provided US Airways with 18 month bridge financing for two of the four aircraft and had agreed to provide similar financing for the two remaining aircraft, with the objective of arranging long-term market financing for these aircraft upon successful implementation of the Company's Transformation Plan.

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

     As a result of the September 12, 2004 bankruptcy filing, the Company failed to meet the conditions precedent for continued financing of regional jets and therefore has ceased taking delivery of new regional jet aircraft. The Company has entered into negotiations with the manufacturers and GE about future deliveries while the Company is in bankruptcy. If US Airways is not able to resume the delivery of new regional jets, it could be exposed to penalties of up to $40 million for the remainder of 2004, $41 million in 2005 and $8 million in 2006 for the regional jet aircraft scheduled to be delivered during those periods. The aircraft manufacturers hold $88 million of purchase deposits related to the acquisition of the regional jets. There can be no assurance that the Company will be able to resume delivery of new regional jets.

Other

     US Airways relies heavily on credit card processing for its sales, and utilizes credit card issuers and third-party service providers to process credit card transactions under agreements which require the Company to provide cash collateral and to comply with certain other financial and nonfinancial requirements. If US Airways fails to meet any such conditions, these issuers and providers can require additional cash collateral and, under certain circumstances, terminate such credit card processing agreements. The termination of credit card agreements would have a material adverse affect on US Airways' financial condition and results of operations.

     During the second quarter of 2004, US Airways amended its agreement with American Express Travel Related Services Company, Inc. (American Express). The new agreement has been extended to December 31, 2006 and provides for additional cash collateral to reduce the exposure borne by American Express against potential customer liabilities relating to unflown tickets purchased by our customers using the American Express card. The agreement required additional cash collateral in the event that US Airways' regional jet financing programs were terminated or if the Company failed to demonstrate by September 30, 2004 its ability to successfully implement its Transformation Plan. This amendment effectively aligned the American Express agreement with the arrangements in place for certain other credit card processors. As the result of the Company's financial position and various triggers in the American Express agreement, the Company deposited an additional $64 million in cash collateral during the third quarter.

Statement of Cash Flows Narrative

     For the first nine months of 2004, the Company's operating activities provided net cash of $31 million after reorganization items, compared to operating activities for the nine months ended September 30, 2003, which used net cash of $81 million after reorganization items. The Company converted fourth quarter and 2005 fuel hedge positions from swaps and collars to call options resulting in net operating cash inflows of $27 million for the nine months ended September 30, 2004. Included in cash flows from operating activities for the nine months ended September 30, 2003 is $218 million received from the Transportation Security Administration (TSA) in connection with the Emergency Wartime Act.

     For the first nine months of 2004, investing activities included net cash outflows of $67 million related to capital expenditures and net equipment purchase deposit activity. This amount reflects the early return of aircraft purchase deposits by an aircraft manufacturer of $31 million earlier in the year. The decrease in short-term investments of $278 million reflects a shift to cash and cash equivalents. The increase in restricted cash during both periods reflects additional collateral deposits related to the Company's credit card processors, letters of credit and trust accounts, partially offset by the decline in the cash collateral required for fuel hedging. The Company, in the ordinary course of business, withholds from employees and collects from passengers funds that are required to be paid to applicable governmental authorities, which include withholding for payroll taxes, transportation excise taxes, passenger facility charges, transportation security charges and other related fees, and has established trust accounts to fund these obligations. For the first nine months of 2003, investing activities included cash outflows of $170 million related to capital expenditures, including $146 million in equipment deposits for new regional jet aircraft. The Company also received proceeds of $237 million from US Airways Group upon receipt of the proceeds from the Retirement Systems of Alabama Holdings LLC (RSA), which were used to reduce two intercompany loans outstanding from US Airways Group. RSA invested $240 million in US Airways Group in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in US Airways Group.

     Net cash used for financing activities during the nine months ended September 30, 2004 was $332 million. Principal payments on long-term debt and capital lease obligations of $396 million include the $250 million prepayment made in connection with the ATSB Loan amendment in March 2004. The financing activities for the nine months ended September 30, 2003 were significantly impacted by the Company's emergence from bankruptcy in March 2003. Net cash provided by financing activities during the first nine months of 2003 was $794 million. US Airways received proceeds of $1 billion from the ATSB Loan. Additionally, the Company borrowed $69 million under a debtor-in-possession facility provided by RSA (RSA DIP Facility) and $62 million under a debtor-in-possession liquidity facility provided by GE (GE DIP Facility). The Company also borrowed $98 million under an exit liquidity facility provided by GE and $20 million on a credit facility provided by GE. The Company used a portion of the above proceeds to repay $369 million that was outstanding under the RSA DIP Facility on March 31, 2003. The Company also used a portion of the proceeds to repay the $62 million outstanding under the GE DIP Facility. The Company also made principal payments of debt of $58 million for the nine months ended September 30, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect the Company's liquidity, results of operations and financial condition. Given forecasted fuel consumption of approximately 1.2 billion gallons per year for US Airways Group, a one cent per gallon increase in fuel price results in a $1 million per month increase in expense.

     The Company utilizes financial derivatives to manage the risk associated with changes in aviation fuel prices. As of September 30, 2004, the Company had open fuel hedge positions in place to hedge approximately 32% of fourth quarter 2004 anticipated jet fuel requirements, and 4% of its 2005 anticipated fuel requirements. Subsequent to September 30, 2004, the Company liquidated its fuel hedges for proceeds of $46 million.

     There have been no other material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     Disclosure Controls and Procedures

     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of such date.

     Changes in Internal Control over Financial Reporting

     There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

     On September 12, 2004, US Airways, Inc, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group and four of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Each of the Debtors in these cases had previously filed a voluntary petition for relief under Chapter 11 on August 11, 2002 (the Prior Bankruptcy). The Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (the 2003 Plan), which was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and became effective on March 31, 2003. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of Section 362 (a) of the Bankruptcy Code.

     On October 4, 2004, the System Board of Adjustment (the System Board) issued a ruling in which the Company's outsourcing of heavy maintenance visits was deemed to be in violation of the collective bargaining agreement between US Airways and the International Association of Machinists as the representative of Mechanic and Related employees. The System Board ordered the Company to cease and desist from outsourcing the work, and ordered that affected employees be made whole. The System Board did not specify any particular monetary remedy and none has since been decided or agreed upon by the parties. However, the Bankruptcy Court's order granting in part the Company's motion for relief under Section 1113(e) of the Bankruptcy Code included relief from any restrictions on the Company's right to outsource the work covered by this award through February 15, 2005. Neither the Company's 1113(e) motion nor the Bankruptcy Court's order addressed the make-whole portion of this award.

     Williard, Inc. (Williard) together with the joint venture of Williard and Len Parker Associates (Williard/Parker), was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard and Williard/Parker sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company LLC (Limbach) alleged that it purchased the claims of Williard. After a trial, the Bankruptcy Court on June 7, 2004 determined the value of the Limbach and Limbach/Parker claims to be $2,542,843. Limbach and Limbach/Parker are challenging on appeal various rulings of the court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal. Limbach and Limbach/Parker have filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development (PAID) and received permission to include US Airways as a co-defendant, provided that Limbach and Limbach/Parker did not make any claims against US Airways in that action. In the lawsuit against the City and PAID, Limbach and Limbach/Parker are seeking the same sums as in its earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City and PAID. These rulings are subject to appeal at a later date. On May 21, 2004, the City and PAID filed a motion for summary judgment seeking dismissal of the lawsuit. Should Limbach and/or Limbach/Parker recover in the Philadelphia Action against the City and PAID, that award would be paid at 100 cents on the dollar. US Airways may have an obligation to indemnify the City and PAID under its agreements related to the airport development, which US Airways assumed as part of the Prior Bankruptcy. Therefore, any recovery by Limbach and/or Limbach/Parker against the City and PAID could result in an indemnification claim that US Airways may have to pay at full value. Proceedings in the Bankruptcy Court were stayed by the bankruptcy filing on September 12, 2004.

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

     There have been no significant developments in the pending legal proceedings as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 except as discussed above.

Item 3. Defaults Upon Senior Securities

(a) The initiation of the Chapter 11 proceedings constituted a default under the agreements governing the Company's debt and lease obligations incurred prior to the Petition Date.

Item 6.  Exhibits
Designation	Description

10.1

Final Order (I) Authorizing Debtors' Use of Cash Collateral and (II) Providing Adequate Protection Pursuant to Bankruptcy Rules 4001(b) and 4001(d) (incorporated by reference to Exhibit 99 to US Airways Group's Current Report on Form 8-K dated October 14, 2004)

10.2

Amendment 13 to the Airbus A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group, Inc. and AVSA, S.A.R.L (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.3

Amendment 7 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group, Inc. and AVSA, S.A.R.L. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.4

Amendment No. 4 dated as of August 2, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.5

Amendment No. 5 dated as of September 3, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.6	Employment Agreement between US Airways Group, Inc. and US Airways, Inc. and its President and Chief Executive Officer effective May 19, 2004
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Airways, Inc. (Registrant)

Date: November 5, 2004	By: /s/ Anita P. Beier
Anita P. Beier
Senior Vice President-Finance and Controller
(Chief Accounting Officer)