Form 10-K
period 2004-12-31
US AIRWAYS INC
filed 2005-03-01
CIK 714560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2

of the Act).    Yes  ☐    No  ☒

There is currently no public market for the registrant’s Common Stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the

distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

On February 18, 2005 there were outstanding 1,000 shares of Common Stock.

US Airways, Inc.

Form 10-K

Year Ended December 31, 2004

(table of contents continued on following page)

US Airways, Inc.

Form 10-K

Year Ended December 31, 2004

(continued)

Part I

Item 1. Business

Overview

US Airways, Inc. (US Airways or the Company) is a corporation organized under the laws of the

State of Delaware and is a wholly owned subsidiary of US Airways Group, Inc. (US Airways Group).

US Airways is a certificated air carrier engaged primarily in the business of transporting passengers,

property and mail. US Airways enplaned approximately 42 million passengers in 2004 and was the seventh largest U.S. air carrier (as ranked by revenue passenger miles (RPMs)). As of December 31,

2004, US Airways operated 281 jet aircraft and 22 regional jet aircraft (see Item 2 “Properties” for additional information related to aircraft operated by US Airways) and provided regularly scheduled service at 89 airports in the continental United States, Canada, Mexico, France, Germany, Italy, Spain,

Ireland, the Netherlands, the United Kingdom and the Caribbean. US Airways’ executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-7000). The

Company’s internet address is usairways.com.

As discussed in more detail below, on September 12, 2004, US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States

Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case

Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group and four of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Debtors continue to operate their businesses as “Debtors-

in-Possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Each of the Debtors in these cases had previously filed a voluntary petition for relief under Chapter 11 on August 11, 2002 (the Prior

Bankruptcy). The Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of

Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As

Modified (the 2003 Plan), which was confirmed pursuant to an order of the Bankruptcy Court on March

18, 2003 and became effective on March 31, 2003. In accordance with AICPA Statement of Position

90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and in

connection with the Prior Bankruptcy, the Company adopted fresh-start reporting on March 31, 2003.

References in the Financial Statements and the Notes to the Financial Statements to “Predecessor

Company” refer to the Company prior to March 31, 2003. References to “Successor Company” refer to the Company on and after March 31, 2003, after giving effect to the cancellation of then-existing common stock and the issuance of new securities in accordance with the 2003 Plan, and the application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements, because they are, in effect, those of a new entity.

Certain air carriers have code share arrangements with US Airways to operate under the trade name

“US Airways Express.” Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier (its code share partner). US Airways Express carriers are an integral component of the Company’s operating network. Due to the relatively small local traffic base at its hubs, US Airways relies heavily on feed traffic from its US Airways Express affiliates, who carry passengers from low-density markets that are uneconomical for US Airways to serve with large jets to US Airways’ hubs. As of December 2004, the US Airways Express network served 127 airports in the continental United States, Canada and the Bahamas, including 42 airports also served by US Airways. During 2004, US Airways Express air carriers enplaned approximately 15.2 million passengers, approximately 48% of whom connected to the Company’s flights. Of these 15.2 million passengers, approximately 6.2 million were enplaned by US Airways Group’s wholly owned regional airlines, approximately 7.4 million were enplaned by third-party carriers operating under capacity purchase agreements and approximately 1.6 million were enplaned by carriers operating under prorate agreements, as described below. In addition, US Airways Express operators offer complementary service in existing US Airways markets by operating flights during off-peak periods between US Airways flights.

The US Airways Express code share arrangements are either in the form of capacity purchase or prorate agreements. US Airways Group’s two wholly owned regional airlines and the regional jet affiliate operators are capacity purchase relationships. The regional jet affiliates with capacity purchase agreements are Chautauqua Airlines (Chautauqua), Mesa Airlines, Inc. (Mesa), Trans States Airlines,

Inc. (Trans States) and Midway Airlines Corporation (Midway) prior to Midway ceasing service in

October 2003. The capacity purchase agreements provide that all revenues (passenger, mail and freight)

go to US Airways. In return, US Airways agrees to pay predetermined fees to such airlines for operating an agreed number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed

100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2008 to 2013 and provide for optional extensions at the Company’s discretion. The carriers with prorate agreements are non-owned turboprop operators and include all or a portion of the turboprop operations of Colgan

Airlines, Inc., Trans States, Shuttle Acquisition LLC (through October 2004) and Air Midwest, Inc. The prorate agreements provide for affiliate carriers to pay certain service fees to US Airways as well as to receive a prorated share of revenue for connecting customers. US Airways is responsible for pricing and marketing of connecting services to and from the prorate carrier. The prorate carrier is responsible for pricing and marketing the local, point to point markets. All US Airways Express carriers use

US Airways’ reservation systems, and have logos, service marks, aircraft paint schemes and uniforms similar to those of US Airways.

In April 2004, MidAtlantic Airways (MidAtlantic), US Airways’ new regional jet division, began operating as part of the US Airways Express network. As of December 31, 2004, MidAtlantic operates

22 Embraer ERJ-170 regional jets with 72 seats. These larger regional jets help fill the gap between 50-

seat and 120-seat fleet-types, allow for a better match with demand in certain existing markets and have enabled US Airways to add flights to markets it did not previously serve. MidAtlantic served approximately one million passengers in 2004.

US Airways’ major connecting hubs are at airports in Charlotte and Philadelphia. The Company also has substantial operations at Boston’s Logan International Airport (Logan), New York’s LaGuardia

Airport (LaGuardia), Pittsburgh International Airport (Pittsburgh) and Washington’s Ronald Reagan

Washington National Airport (Reagan National). Measured by departures, US Airways is among the largest at each of the foregoing airports. US Airways is also a leading airline from the Northeast United

States to Florida. US Airways’ East coast-based hubs, combined with its strong presence at many East coast airports, have made it among the largest intra-East coast carriers, comprising approximately 30%

of the industry’s intra-East coast revenues based on the most recent industry revenue data available.

For the year ended December 31, 2004, passenger revenues accounted for approximately 90% of the

Company’s operating revenues. Cargo revenues and other sources accounted for 10% of the Company’s operating revenues in 2004. The Company’s results are seasonal with operating results typically highest in the second and third quarters due to US Airways’ combination of business traffic and North-South leisure traffic in the eastern United States during those periods.

Available Information

A copy of this annual report on Form 10-K, as well as other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at investor.usairways.com/edgar.cfm as soon as reasonably possible after such report is filed with or furnished to the Securities and Exchange Commission (SEC).

Chapter 11 Proceedings

Before emerging from the Prior Bankruptcy in 2003, the Company examined virtually every phase of its contracts and operations and had significantly reduced costs. The Company reduced its mainline capacity, realigned its network to maximize yield, initiated a business plan to use more regional jets and procured financing for these aircraft, and expanded its alliances with other carriers. However, after emerging from the Prior Bankruptcy, the Company continued to incur substantial losses from operations.

The primary factors contributing to these losses include the reduction in domestic industry unit revenue and significant increases in fuel prices. The downward pressure on domestic industry revenue is a result of the rapid growth of low-fare, low-cost airlines, the increasing transparency of fares through Internet sources and other changes in fare structures that have resulted in substantially lower fares for many business and leisure travelers. The competitive environment continued to intensify throughout 2004,

particularly in key markets such as Philadelphia, Washington, D.C., Boston and New York.

Throughout the spring and summer of 2004, the Company communicated with key stakeholders and the public its plan to transform US Airways into a fully competitive and profitable airline (the

Transformation Plan). A key element of the Transformation Plan is significant reductions in labor costs through changes to the Company’s collective bargaining agreements. The Company aggressively sought the necessary agreements to allow full implementation of the Transformation Plan without the need for filing new Chapter 11 cases but was unable to do so in a timely manner. As a result of the recurring losses, declining available cash, and risk of defaults or cross defaults under certain key financing and operating agreements, it was necessary for the Debtors to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on September 12, 2004.

At hearings held on September 13, 2004, the Bankruptcy Court granted the Company’s first day motions for relief designed to stabilize its operations and business relationships with customers, vendors,

employees and others, and entered orders granting permission to the Debtors to, among other things: (a)

pay employee wages and continue benefits, such as medical and dental insurance; (b) honor prepetition obligations to customers and continue customer programs, including US Airways’ Dividend Miles program; (c) pay for fuel under existing supply contracts, and honor existing fuel supply, distribution and storage agreements; (d) assume certain contracts related to interline agreements with other airlines; (e)

pay prepetition obligations to certain foreign vendors, foreign service providers and foreign governments; and (f) continue maintenance of existing bank accounts and existing cash management systems. The Bankruptcy Court also approved the interim agreement reached between the Company, the

Air Transportation Stabilization Board (ATSB) and the lenders under the $1 billion loan, obtained upon emergence from the Prior Bankruptcy and substantially guaranteed by the ATSB, to allow the Company continued use of the cash collateral securing the loan (see further discussion below).

Since filing for bankruptcy on September 12, 2004, the Company has achieved cost-savings agreements with all of its collective bargaining groups. Through a motion filed under Section 1113(e) of the Bankruptcy Code on September 24, 2004, the Company sought interim relief from collective bargaining agreements (CBAs) with the Air Line Pilots Association (ALPA), Association of Flight

Attendants-Communications Workers of America (AFA), Transport Workers Union (TWU),

Communications Workers of America (CWA) and International Association of Machinists and

Aerospace Workers (IAM). On October 15, 2004, the Bankruptcy Court approved base rates of pay reductions of 21% through February 15, 2005 or entry of an order approving a new CBA or granting final relief under Section 1113(c) of the Bankruptcy Code. Reductions to pension contributions and certain work rule changes were also approved. The interim relief order did not apply to ALPA or TWU,

whose members reached and ratified CBAs prior to the interim relief going into effect. CBAs with the

CWA and AFA were reached in December 2004 and were subsequently ratified. On January 6, 2005,

the Bankruptcy Court approved the Company’s request to reject the IAM CBAs and approved the termination of US Airways’ three defined benefit plans. The IAM subsequently ratified Company cost-

savings proposals on January 21, 2005. As part of these negotiations and subsequent ratifications, all collective bargaining groups had their pension plans reduced or eliminated. In addition, the Bankruptcy

Court has also approved various settlement agreements between the Company and the court-appointed

Section 1114 Committee representing retirees other than those represented by the IAM to begin the significant curtailment of postretirement benefits.

In addition to the cost savings achieved with labor groups, the Company also implemented pay and benefit reductions for its current management and other non-union employees, including reductions to base pay, workforce reductions and modifications to vacation and sick time accruals. The Company also implemented modifications to its defined contribution pension plans and will implement modifications to retiree benefits in 2005. The pay rate and defined contribution plan reductions went into effect

October 11, 2004 and the reductions to retiree medical benefits will become effective March 1, 2005.

The Company has reached agreements with certain of its lessors and lenders restructuring existing aircraft lease and debt financings. On November 19, 2004, the Bankruptcy Court approved the

Company’s agreements for the continued use and operation of substantially all of its mainline and

Express fleet. As discussed in detail below, the Company reached a comprehensive agreement with GE

Capital Aviation Services (GECAS) and GE Engine Service (GEES) on aircraft leasing and financing and engine services, which will provide the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services, and operating leases for new regional jets. The Company also reached agreements with EMBRAER-Empresa Brasileria de Aeronautica SA

(Embraer) and Bombardier, Inc. (Bombardier) providing for continued use and operation of its aircraft,

short term liquidity and new financing for regional jets, which were approved by the Bankruptcy Court in January 2005.

The Company has notified all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code,

the Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 12, 2004. The deadline for filing proofs of claim with the Bankruptcy Court was February

3, 2005, with a limited exception for governmental entities, which have until March 11, 2005.

The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and retain key employees; limiting the Company’s ability to obtain trade credit; limiting the Company’s ability to effectively hedge rising aviation fuel costs; and impairing present and future relationships with vendors and service providers.

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as debtors-in-possession under the protection of Chapter 11,

and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business,

US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a plan of reorganization. The Company currently has the exclusive right to file a plan of reorganization until March 31, 2005 and solicit acceptance of the plan through June 30, 2005. Under the terms of the agreement reached with General Electric, the Company has until March 15, 2005 to file a plan of reorganization. These deadlines could potentially be extended. A plan of reorganization would, among other things, resolve all prepetition obligations, set forth a revised capital structure and establish the corporate governance subsequent to exiting from bankruptcy. The Company is currently working towards emerging from Chapter 11 mid-year 2005, but that timing is dependent upon, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The ultimate recovery to creditors, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to these constituencies or what type or amount of distributions, if any, they would receive.

Financing during the Chapter 11 Proceedings

As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act from the

ATSB in connection with a $1 billion term loan financing (ATSB Loan). In connection with the

September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the ATSB Loan on an interim basis.

Therefore, in lieu of debtor-in-possession financing, the Company has access to the cash collateralizing the ATSB Loan as working capital, subject to certain on-going conditions and limitations. This interim agreement was approved by the Bankruptcy Court on September 13, 2004 as part of the first day motions, and was scheduled to expire on October 15, 2004. The Bankruptcy Court approved two subsequent agreements extending the Company’s ability to use the cash collateral, including an agreement approved on January 13, 2005 extending the Company’s use of cash collateral through June

30, 2005, subject to certain conditions and limitations. Under the current agreement, the Company may continue to access such cash collateral to support daily operations so long as it maintains an agreed minimum amount of cash on hand each week. The amount declines from approximately $500 million at the end of January to $341 million on June 30, 2005, with weekly cash levels permitted as low as $325 million in March 2005. See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operation, for a complete discussion on the Company’s financing while in Chapter 11.

Airline Industry and the Company’s Position in the Marketplace

Most of the markets in which US Airways operates are highly competitive. US Airways competes to varying degrees with other air carriers and with other forms of transportation. US Airways competes with at least one major airline on most of its routes between major cities. Airlines, including

US Airways, typically use discount fares and other promotions to stimulate traffic during normally slack travel periods to generate cash flow and to maximize revenue per available seat mile. Discount and promotional fares are often non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. US Airways has often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Competition between air carriers also involves certain route structure characteristics,

such as flight frequencies, availability of nonstop flights, markets served and the time certain flights are operated. To a lesser extent, competition can involve other products, such as frequent flier programs and airport clubs.

US Airways considers the growth of low-fare low-cost competition to be its foremost competitive threat. Recent years have seen the entrance and growth of low-fare low-cost competitors in many of the markets in which the Company operates. These competitors, based on low costs of operations and low-

fare structures, include Southwest Airlines Co. (Southwest), AirTran Airways, Inc., and JetBlue

Airways. Southwest has steadily increased operations within the eastern United States since first offering service in this region in late 1993. In May 2004, Southwest began service at the Philadelphia

International Airport, a hub airport for US Airways. Southwest has also announced that it will begin service from Pittsburgh International Airport, a former hub, in May 2005. In January 2005, Delta

Airlines, Inc. (Delta) announced a broad low-fare pricing scheme. The Company anticipates continued

low-fare competition in the industry in the future.

A substantial portion of US Airways’ flights are to or from cities in the eastern United States.

Accordingly, severe weather, air traffic control problems and downturns in the economy in the eastern

United States adversely affect US Airways’ results of operations and financial condition. With its concentration in the eastern United States, US Airways’ average stage length (i.e., trip distance) is shorter than those of other major airlines. This makes US Airways more susceptible than other major airlines to competition from surface transportation (e.g., automobiles, trains, etc.). The increased airport security charges and procedures have also had a disproportionate impact on short-haul travel, which constitutes a significant portion of the Company’s flying. Additional terrorist attacks or fear of such attacks, even if not made directly on the airline industry, including elevated national threat warnings,

negatively affect the Company and the airline industry.

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

(United) and US Airways Group was designed to address this profitability erosion by adding

US Airways Group into a global network. During the period in which the merger was pending, which ended in the termination of the merger agreement in late July 2001 after failing to receive approval from the United States Department of Justice, the Company was effectively precluded from restructuring its operations as a stand-alone carrier. Following the merger termination, the Company embarked on a phased, stand-alone restructuring plan to address the problems facing its airline subsidiaries; however,

this plan was preempted by the September 11th terrorist attacks, which was then followed by the filing for Chapter 11 in the Prior Bankruptcy in August 2002.

Marketing Agreements with Other Airlines

The Company has entered into a number of bilateral and multilateral alliances with other airlines to provide customers with more choices and to access markets worldwide that the Company does not serve directly. In May 2004, US Airways joined the Star Alliance, the world’s largest airline alliance, with 15 member airlines servicing 772 destinations in 133 countries. Membership in the Star Alliance will further enhance the value of US Airways’ domestic and international route network by allowing customers access to the global marketplace. Expanded benefits for customers include network expansion through code share service, Dividend Miles benefits, airport lounge access, convenient single-ticket pricing, and one-stop check-in and coordinated baggage handling.

US Airways also has comprehensive marketing agreements with United, a member of the Star

Alliance, which began in July 2002. United, as well as its parent company, UAL Corporation (UAL),

and certain of its affiliates, filed for protection under Chapter 11 of the Bankruptcy Code on December

9, 2002. United immediately requested bankruptcy court authority to assume these agreements and the court granted United’s request. US Airways also has marketing agreements with Lufthansa, Spanair,

bmi and other Star Alliance carriers, as well as several smaller regional carriers in the Caribbean,

operating collectively as the “GoCaribbean” network.

Industry Regulation and Airport Access

US Airways operates under a certificate of public convenience and necessity issued by the

Department of Transportation (DOT). This certificate may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates. Airlines are also regulated by the U.S. Federal Aviation

Administration (FAA), a division of the DOT, primarily in the areas of flight operations, maintenance,

ground facilities and other technical matters. Pursuant to these regulations, the Company has FAA-

approved maintenance programs for each type of aircraft it operates that provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. From time to time, the FAA issues airworthiness directives and other regulations affecting the Company or one or more of the aircraft types it operates. In recent years, for example, the FAA has issued or proposed such mandates relating to, among other things, enhanced ground proximity warning systems; fuselage pressure bulkhead reinforcement; fuselage lap joint inspection rework; increased inspections and maintenance procedures to be conducted on certain aircraft; increased cockpit security; fuel tank flammability reductions and domestic reduced vertical separation.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain locales, including Boston, Washington, D.C., Chicago, San

Diego and San Francisco, among others, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances these restrictions have caused curtailments in services or increases in operating costs and such restrictions could limit the ability of US Airways to expand its operations at the affected airports. Authorities at other airports may consider adopting similar noise regulations.

The airline industry is also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments and actions could affect operations and increase operating costs for the airline industry, including the Company.

US Airways is obligated to collect a federal excise tax on domestic and international air transportation

(commonly referred to as the “ticket tax”). US Airways collects these taxes, along with certain other U.S.

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

The Security Act, among other matters, mandates improved flight deck security; carriage at no charge of federal air marshals; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced security training; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports pursuant to regulations issued in connection with the

Security Act; and the provision of passenger data to U.S. Customs. Funding for TSA is provided, in part, by a fee collected by air carriers from their passengers of $2.50 per flight segment (which is proposed to increase to up to $5.50 per flight segment in 2005, but not more than $8.00 per one-way trip), and a fee on air carriers that is limited to the amount that the carrier spent on passenger security screening in 2000. Implementation of the requirements of the Security Act have resulted and will continue to result in increased costs for US Airways, Piedmont and PSA and their passengers and has and will likely continue to result in service disruptions and delays.

Most major U.S. airports impose passenger facility charges. The ability of airlines to contest increases in these charges is restricted by federal legislation, DOT regulations and judicial decisions. Legislation enacted in 2000 permitted airports to increase passenger facility charges effective April 1, 2001. With certain exceptions, air carriers pass these charges on to passengers. However, the ability of the Company to pass-through security fees and passenger facility charges to its customers is subject to various factors,

including market conditions and competitive factors.

The FAA has designated John F. Kennedy International Airport (Kennedy), LaGuardia and Reagan

National as “high-density traffic airports” and limited the number of departure and arrival slots available to air carriers at those airports. In April 2000, legislation was enacted which eliminates slot restrictions in 2007 at LaGuardia and Kennedy. Among other things, the legislation encouraged the development of air service to smaller communities from slot-controlled airports. During the interim period while slot restrictions remained in effect at LaGuardia, airlines could apply for slot exemptions to serve smaller communities using aircraft with a maximum seating capacity of less than 71. In connection with this legislation, the Company and several other airlines increased service from LaGuardia, which led to excessive flight delays. In response to such delays, the FAA implemented a slot lottery system in

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

2002. On July 8, 2002, the FAA announced another extension until October 30, 2004, and subsequently announced a further extension through October 30, 2005. As a result of the 2007 slot elimination, the

FAA has indicated an intent to rethink its approach to regulating operations at LaGuardia. Several proposals, including auctions, congestion pricing and other market-based solutions, are being considered along with more traditional regulatory approaches.

At Reagan National an additional eleven roundtrips were awarded by the DOT, pursuant to the Vision

100–Century of Aviation Reauthorization Act, which created additional slots for distribution by the

DOT. Although US Airways participated in the proceeding and was awarded slots, most of the slots were awarded to new entrant carriers.

Where the FAA has seen congestion and delay increases, it has stepped in and worked with the carriers to freeze operations at current or somewhat reduced levels. Specifically, incumbent carriers, including US Airways, are not permitted to increase operations at Chicago O’Hare as a result of an agreement reached between the FAA and these airlines in August 2004. US Airways expects that the current operations freeze will continue at least through the summer 2005 travel season. FAA rulemaking to address congestion issues at crowded airports is expected sometime in 2005. It is not yet clear how many airports or issues will be encompassed by the rulemaking,

the exact timing and outcome of which cannot be ascertained at this time.

As a result of widely-reported operational difficulties experienced by US Airways during the

Christmas 2004 time period, the DOT’s Inspector General (IG) commenced an inquiry into the causes of the operational problems. The IG plans to issue a report summarizing its findings,

including recommendations for avoiding similar incidents in the future. The Company is cooperating with the IG in its inquiry.

The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect US Airways’

international operations.

Employees

As of December 31, 2004, on a full-time equivalent basis, US Airways employed approximately 24,600 active employees including approximately 6,600 station personnel, 5,600 flight attendants, 4,600 mechanics and related employees, 3,100 pilots, 1,600 reservations personnel and 3,100 personnel in administrative and miscellaneous job categories.

As of December 31, 2004, approximately 89% of the Company’s active employees were covered by collective bargaining agreements with various labor unions. The status of

US Airways’ labor agreements with its major employee groups as of December 31, 2004 is as follows:

Union (1)	Class or Craft	Employees (2)	Date Contract Amendable
ALPA	Pilots	3,100	12/31/09
IAMAW	Mechanics and related employees	4,600	12/31/09
IAMAW	Fleet service employees	4,200	12/31/09
CWA	Passenger service employees	5,400	12/31/11
AFA	Flight attendants	5,600	12/21/11
TWU	Dispatchers and other	200	12/31/09 & 12/31/11

(1)	ALPA IAMAW CWA AFA TWU

Air Line Pilots Association

International Association of Machinists and Aerospace Workers

Communications Workers of America

Association of Flight Attendants-Communications Workers of America

Transport Workers Union

(2)	Approximate number of active employees covered by the contract.

Aviation Fuel

Aviation fuel is typically the Company’s second largest expense. Because the operations of the airline are dependent upon aviation fuel, increases in aviation fuel costs could materially and adversely affect liquidity, results of operations and financial condition. The following table shows aircraft fuel consumption and costs for 2002-2004:

Year	Gallons (in millions)	Average price per gallon (1)	Aviation fuel expense (1) (in millions)	Percentage of Total Operating Expenses
2004	902	$1.122	$1,012	13.6%
2003	873	0.883	771	11.0%
2002	972	0.744	723	8.8%

(1)	Includes fuel taxes and the impact of fuel hedges.

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

To reduce the exposure to changes in fuel prices, the Company periodically enters into certain fixed price swaps, collar structures and other similar derivative contracts. The Company’s current financial position and credit rating negatively affect its ability to hedge fuel in the future.

See “Selected Operating and Financial Statistics” in Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operation, for additional information related to aviation fuel.

Airline Ticket Distribution

The now common usage of electronic tickets within North America, and the rapid expansion in Europe and the rest of the world, has allowed for the streamlining of processes and the increased efficiency of customer servicing and support. The Company began to support the issuance of electronic tickets in 1996. During 2004, electronic tickets represented 96% of all tickets issued to customers flying US Airways. The addition of a $50 surcharge to most customers requiring paper tickets has allowed the Company to continue to support the exceptional requests, while offsetting any cost variance associated with the issuance and postal fulfillment of paper tickets. Airlines based in North America have recently proposed a requested mandate that airlines move to 100% electronic ticketing over the next couple of years, which will only serve to enhance customer service and control costs for ticketing services supported by the airline and distribution partners.

The shift of consumer bookings from traditional travel agents, airline ticket offices and reservation centers to online travel agent sites (e.g., Orbitz, Travelocity, Expedia and others) as well as airline direct websites (e.g., usairways.com) continues to grow within the industry.

Historically, traditional and online travel agencies used Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, the “GDS fee”, that is charged to the airline. Bookings made directly with the airline, through its reservation call centers or website, do not incur a GDS fee. The growth of the airline direct websites and travel agent sites (e.g., Orbitz) that connect directly to airline host systems, effectively by-passing the traditional connection via GDSs, helps the

Company reduce distribution costs from the channels of distribution on the internet. In the fourth quarter of 2004, the Company received over 31% of its sales from internet sites. The Company’s direct website, usairways.com, comprised over 12% of Company sales, while the rest of the internet sites accounted for the remaining 19% of Company sales.

Due to the continued pressure on legacy airlines to lower distribution fees more aggressively than anytime in the past in order to compete with low-cost airlines, many “new-comers” have entered the distribution industry. New low-cost GDSs, such as ITA Software, G2 Switchworks,

Navitaire and others, are providing airlines with alternative economic models to do business with traditional travel agents. These new low-cost GDSs substantially reduce the fees charged to airlines by this distribution channel.

In an effort to further reduce distribution costs through internal channels, US Airways and other airlines have instituted service fees for interaction in channels requiring specialized service such as reservation call centers ($5.00 per ticket), Airline Ticket Offices ($10.00 per ticket) and

City Ticket Offices ($10.00), while continuing to offer free service via the airlines’ websites.

The goals of these service fees are to reduce the cost to provide customer service as required by the traveler and promote the continued goal of shifting customers to the Company’s lowest cost distribution channel, usairways.com. Internal channels of distribution account for 25% of all

Company sales.

In July 2004, the DOT eliminated most regulations governing GDSs. Airlines and GDSs continue to have open dialogue regarding possible cost savings.

Frequent Traveler Program

US Airways operates a frequent traveler program known as “Dividend Miles” under which participants earn mileage credits for each paid flight segment on US Airways, US Airways

Shuttle, US Airways Express, Star Alliance carriers, and certain other airlines that participate in the program. Participants flying on first class or Envoy class tickets receive additional mileage credits. Participants can also receive mileage credits through special promotions periodically offered by US Airways and may also earn mileage credits by utilizing certain credit cards and purchasing services from various non-airline partners. Mileage credits can be redeemed for various free, discounted, or upgraded travel awards on US Airways, Star Alliance carriers or other participating airlines.

US Airways and the other participating airline partners limit the number of seats allocated per flight for award recipients by using various inventory management techniques. Award travel for all but the highest-level Dividend Miles participants is generally not permitted on blackout dates,

which correspond to certain holiday periods or peak travel dates. US Airways reserves the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners,

special offers, blackout dates, awards and requisite mileage levels for awards are subject to change.

Insurance

The Company maintains insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes: liability for injury to members of the public, including passengers; damage to property of the Company, and others; loss of or damage to flight equipment, whether on the ground or in flight; fire and extended coverage; directors and officers; fiduciary; and workers’ compensation and employer’s liability. In addition to customary deductibles, the Company self-insures for all or a portion of its losses from claims related to environmental liabilities and medical insurance for employees.

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

August 2005. The Secretary of Transportation may extend this policy until December 31, 2005.

If the federal insurance program terminates, the Company would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, the

Company’s ability to pass this additional cost to passengers would be limited.

There can be no assurances that the Company can maintain insurance coverages and costs at its current levels.

Item 2. Properties

Flight Equipment

As of December 31, 2004, US Airways operated the following jet and regional jet aircraft:

Type	Average Seat Capacity	Average Age (years)	Owned (1)	Leased (2)	Total
Airbus A330	266	4.4	9	—	9
Boeing 767-200ER	203	15.5	4	6	10
Boeing 757-200	193	14.2	—	31	31
Airbus A321	169	3.6	20	8	28
Boeing 737-400	144	14.8	3	42	45
Airbus A320	142	5.2	11	13	24
Boeing 737-300	126	17.7	7	61	68
Airbus A319	120	4.9	15	51	66

		10.9	69	212	281

EMB-170	72	0.5	7	15	22

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.
(2)	The terms of the leases expire between 2005 and 2023.

As of December 31, 2004, US Airways Group had 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009. US Airways Group also had ten A330-

200 aircraft on firm order scheduled for delivery in the years 2007 through 2009. On February 3,

2005, the Bankruptcy Court approved the Company’s agreement with Airbus providing for,

among other things, delivery of the 19 A320-family aircraft in years 2008 through 2010 and delivery of the ten A330-200 aircraft in years 2008 through 2009.

Pursuant to the Regional Jet Leasing Term Sheet of the Master Memorandum of

Understanding approved by the Bankruptcy Court in December 2004, General Electric Credit

Corporation (GECC) or its affiliates will provide lease financing for up to 31 regional jet aircraft.

The aircraft to be financed will consist of 70- to 100-seat regional jet aircraft manufactured by

Bombardier and/or Embraer in a mix and subject to other terms to be agreed mutually by GECC and US Airways. In the first quarter of 2005, GECC will lease six Bombardier CRJ-700s to

US Airways with terms expiring on the earlier of the Company’s emergence from Chapter 11 and

June 30, 2005; these leases may be extended upon the Company’s emergence from bankruptcy.

The Company acquired three new Embraer ERJ-170 aircraft in January 2005 and has firm orders for three additional ERJ-170 aircraft scheduled to be delivered by March 31, 2005. The

Company also acquired three new CRJ-700 aircraft in January 2005.

The Company maintains inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet its operating requirements.

As of December 31, 2004, the Company owned or leased the following aircraft that were not considered part of its operating fleet presented in the tables above. These aircraft were either parked at storage facilities or, as shown in the far right column, leased or subleased to third parties or related parties.

Type	Average Age (years)	Owned	Leased	Total	Leased/ Subleased
CRJ-200	0.8	21	14	35	35
CRJ-700	0.6	5	—	5	5
De Havilland Dash 8 100/200	8.3	4	9	13	10
Douglas DC-9-30	24.0	6	—	6	6

		36	23	59	56

As discussed in Item 1, “Overview” above, the Company has code share agreements in the form of capacity purchase agreements with certain US Airways Express regional jet affiliate operators. Collectively, these regional jet affiliate operators flew 107 50-seat regional jet aircraft as part of US Airways Express as of December 31, 2004.

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

The Company’s 767-200ER aircraft are committed to the Aeromed Program of CRAF. Under this program, the aircraft are converted to flying hospitals for transportation of injured troops.

US Airways, Delta and United are participants in the Aeromed Program. Participation in this program provides increased U.S. government revenues for the Company. Since the CRAF activation of 2003, US Airways has not provided “voluntary” lift to AMC, due to operational limitations.

Ground Facilities

The Company leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Reagan National Airport; its principal operating, overhaul and maintenance bases at the Pittsburgh International Airport and

Charlotte/Douglas International Airports; training facilities in Pittsburgh and Charlotte; central reservations offices in Pittsburgh and Winston-Salem (North Carolina); and line maintenance bases and local ticket, cargo and administrative offices throughout its system. US Airways owns a training facility in Winston-Salem and a reservation facility in Orlando. The Orlando facility was closed on January 10, 2003 and is currently available for sale. The Pittsburgh reservations call and service center will be closed in 2005 and consolidated into one location in Winston-

Salem.

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

September 2003. The US Airways Express facility, completed in June 2001, can accommodate

38 regional aircraft.

Item 3. Legal Proceedings

On September 12, 2004, US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District

of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM). The

Company continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter

11 filing, attempts to collect, secure or enforce remedies with respect to prepetition claims against the Company are subject to the automatic stay provisions of Section 362(a) of the

Bankruptcy Code.

On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against

US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants infringed upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to

Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. On the same date, the same plaintiff filed what the Company believes to be substantially similar cases against nine other major airlines, including British

Airways, Northwest Airlines Corporation (Northwest), Korean Airlines Co., Ltd., Deutsche

Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta, and Continental Airlines,

Inc., and had filed a suit against the parent company of American Airlines in December 2003.

This action was stayed as to US Airways Group and its wholly owned subsidiaries as a result of the bankruptcy filing on September 12, 2004.

The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the Prior Bankruptcy. The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia. US Airways’ liability and defenses to such liability were unaffected by the Prior Bankruptcy. US Airways has received no notice,

inquiry or other communication from the Port Authority other than in connection with the proof of claim, and therefore is unable to evaluate at this time the validity of the underlying claim, the degree to which US Airways might share responsibility with other parties, or the cost of cleanup or correction of the alleged building deficiencies.

On January 7, 2003, the Internal Revenue Service (IRS) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that

US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation

(USLM). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the Prior Bankruptcy asserting the following claims with respect to USLM: (1)

secured claims for U.S. federal income tax and interest of $0.7 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the bankruptcy filing on September 11, 2004, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval.

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

Plaintiffs seek unspecified damages for lost commissions, as well as injunctive relief. On

October 30, 2003, the federal court granted a motion for summary judgment dismissing all claims against airline defendants other than the carriers then in bankruptcy, including

US Airways, because proceedings had been stayed against those bankrupt defendants. That grant of summary judgment was affirmed by the Fourth Circuit Court of Appeals. On January 28,

2004, the federal court in North Carolina dismissed all claims against US Airways. The plaintiffs in this proceeding had also filed a claim in Bankruptcy Court for prepetition and continuing postpetition damages. The Bankruptcy Court determined that the entire claim was prepetition and unsecured, and the plaintiffs appealed this decision to the District Court. The parties agreed to stay this appeal pending the outcome of the plaintiffs’ appeal of the grant of summary judgment in the North Carolina action. Following the Fourth Circuit’s decision to affirm the summary judgment ruling, the plaintiffs dismissed their appeal of the Bankruptcy Court decision.

Williard, Inc. (Williard), together with the joint venture of Williard and Len Parker Associates

(Williard/Parker), was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard and Williard/Parker sued US Airways in

Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company,

LLC (Limbach) alleged that it purchased the claims of Williard. After a trial, the Bankruptcy

Court, on June 7, 2004, determined the value of the Limbach and Limbach/Parker claims to be

$2,542,843. Limbach and Limbach/Parker are challenging on appeal various rulings of the

Bankruptcy Court, including the amount of the claim and its status as an unsecured claim.

US Airways has also filed an appeal. Limbach and Limbach/Parker have filed an action in state court against the City of Philadelphia (the City) and the Philadelphia Authority for Industrial

Development (PAID) and received permission to include US Airways as a co-defendant,

provided that Limbach and Limbach/Parker did not make any claims against US Airways in that action. In the lawsuit against the City and PAID, Limbach and Limbach/Parker are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-

party beneficiary claims against the City and PAID. These rulings are subject to appeal at a later date. On May 21, 2004, the City and PAID filed a Motion for Summary Judgment seeking dismissal of the lawsuit. Should Limbach and/or Limbach/Parker recover in the Philadelphia action against the City and PAID, that award would be paid at 100 cents on the dollar.

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

On October 4, 2004, the System Board of Adjustment (the System Board) issued a ruling in which the Company’s outsourcing of heavy maintenance visits was deemed to be in violation of the collective bargaining agreement between US Airways and the IAM as the representative of

Mechanic and Related Employees. The System Board ordered the Company to cease and desist from outsourcing the work, and ordered that affected employees be made whole. The System

Board did not specify any particular monetary remedy and none has since been decided or agreed upon by the parties. However, the Bankruptcy Court’s order granting in part the Company’s motion for relief under Section 1113(e) of the Bankruptcy Code included relief from any restrictions on the Company’s right to outsource the work covered by this award through

February 15, 2005. Neither the Company’s Section 1113(e) motion nor the Bankruptcy Court’s order addressed the make-whole portion of this award. On November 12, 2004, the Company filed a motion asking the Bankruptcy Court for permission to reject the IAM collective bargaining agreement under which the grievance had been filed. On January 6, 2005, the

Bankruptcy Court granted the Company’s motion. On January 21, 2005, the IAM ratified a new collective bargaining agreement to replace the one that had been rejected, and as part of the new agreement, the IAM agreed not to pursue any claims for damages associated with the rejection of the previous agreement.

US Airways Group and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan. Delta is also named as a defendant in both actions, while Northwest and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class

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

2003, Northwest and Delta’s petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The automatic stay under Section 362(a) of the Bankruptcy Code was lifted when the Company emerged from bankruptcy on March 31, 2003, but the action was subsequently stayed once more as a result of the Company’s bankruptcy filing on September 12, 2004.

In May 1995, US Airways Group, US Airways and the Retirement Plan for Pilots of

US Airways, Inc. (Pilot Retirement Plan) were sued in federal district court for the District of

Columbia by 481 active and retired pilots, alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilot Retirement Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways’ Motion to Dismiss the majority of the complaint for lack of jurisdiction,

deciding that the dispute must be resolved through the arbitration process under the Railway

Labor Act because the Pilot Retirement Plan was collectively bargained. The plaintiffs appealed the district court’s dismissal and in February 1999, the U.S. Court of Appeals upheld the district court’s decision originally granted in May 1996, in the defendants’ favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S.

Supreme Court denied the plaintiffs’ petition for certiorari. The U.S. District Court retained jurisdiction over one count of the complaint, alleging violation of a disclosure requirement under

ERISA. In August 2000, the U.S. District Court dismissed the remaining count without prejudice, giving plaintiffs the right to reinstate their claims after completion of the arbitration.

Certain of the plaintiffs filed a claim before the US Airways Pilot Retirement Board, requesting arbitration of their claim for benefits that they believe were erroneously calculated, and the

Retirement Board selected an arbitrator to decide certain issues related to the plaintiffs’ claims for benefits. However, the Pilot Retirement Plan was terminated on March 31, 2003, and on

April 1, 2003 the Pension Benefit Guaranty Corporation (PBGC) became trustee of the plan.

Also, claims related to this matter were expunged in the Prior Bankruptcy. Accordingly, the

Company does not believe there is any continuing risk of material liability associated with this matter.

On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998, by the Pennsylvania Department of Environment Protection (DEP) against

Allegheny County, Pennsylvania and the Allegheny County Aviation Administration (ACAA),

alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport

(Airport) violate the requirements of (a) a 1994 Consent Order and Adjudication issued to

Allegheny County and air carrier tenants at the Airport, (b) the Airport’s National Pollutant

Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environment Hearing Board. During March 2001, the

Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the DEP advised Allegheny County and

US Airways that DEP (i) will require additional measures to be taken to control de-icing materials at the Airport, and (ii) will assess a civil penalty against Allegheny County and

US Airways for the alleged violations described above. The ACAA, US Airways and the DEP have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. The Company does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable as US Airways is a wholly owned subsidiary of US Airways Group.

Part II

Item 5. Market for US Airways’ Common Equity, Related Stockholder Matters and Issuer

      Purchases of Equity Securities

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

See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operation below for more information, including information related to dividend restrictions associated with the ATSB Loan.

Item 6. Selected Financial Data

Statements of Operations (in millions) (1)

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
				2002	2001	2000
Operating Revenues	$7,073	$5,250	$1,512	$6,915	$8,253	$9,181
Operating Expenses	7,421	5,292	1,714	8,236	9,874	9,225

Operating Loss	$(348)	$(42)	$(202)	$(1,321)	$(1,621)	$(44)

Income (Loss) Before Cumulative Effect of Accounting Change	$(578)	$(160)	$1,613	$(1,659)	$(1,996)	$(152)
Cumulative Effect of Accounting Change, Net of Applicable Income Taxes	—	—	—	—	7	(103)

Net Income (Loss)	$(578)	$(160)	$1,613	$(1,659)	$(1,989)	$(255)

(1)	Includes unusual items. See Note 16 to the Company’s Notes to the Financial Statements for related information.

Balance Sheets (in millions)

	Successor Company December 31,		Predecessor Company December 31,
	2004	2003	2002	2001	2000
Total Assets	$8,250	$8,349	$6,464	$7,941	$8,986
Long-Term Obligations (2)	$4,815	$4,591	$5,009	$5,147	$4,379
Total Stockholders’ Equity (Deficit)	$(501)	$89	$(4,956)	$(2,630)	$(489)

(2)	Includes debt, capital leases and postretirement benefits other than pensions (noncurrent). Also includes liabilities subject to compromise at December 31, 2004 and December 31, 2002.

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

Company to absorb escalating fuel costs; the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the

Company to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations; the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the financial covenants); the ability of the Company to fund and execute its Transformation Plan during the Chapter 11 proceedings and in the context of a plan of reorganization and thereafter; the ability of the

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

(particularly from low-cost carriers and multi-carrier alliances); weather conditions; government legislation and regulation; impact of continued military activities in Iraq; other acts of war or terrorism; and other risks and uncertainties listed from time to time in the Company’s reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. Similarly, these and other factors,

including the terms of any reorganization plan ultimately confirmed, can affect the value of the

Company’s various prepetition liabilities. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities.

Chapter 11 Proceedings

On September 12, 2004, US Airways filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia,

Alexandria Division (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day,

US Airways Group, US Airways’ parent company and four of its other subsidiaries (collectively the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

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

Company’s financial statements are not comparable with the Predecessor Company’s financial statements.

Before emerging from the Prior Bankruptcy in 2003, the Company examined virtually every phase of its contracts and operations and had significantly reduced costs. The Company reduced its mainline capacity, realigned its network to maximize yield, initiated a business plan to use more regional jets and procured financing for these aircraft, and expanded its alliances with other carriers. However, after emerging from the Prior Bankruptcy, the Company continued to incur substantial losses from operations. The primary factors contributing to these losses include the reduction in domestic industry unit revenue and significant increases in fuel prices. The downward pressure on domestic industry revenue is a result of the rapid growth of low-fare, low-

cost airlines, the increasing transparency of fares through Internet sources and other changes in fare structures that have resulted in substantially lower fares for many business and leisure travelers. The competitive environment continued to intensify throughout 2004, particularly in key markets such as Philadelphia, Washington, D.C., Boston and New York.

Throughout the spring and summer of 2004, the Company communicated with key stakeholders and the public its plan to transform US Airways into a fully competitive and profitable airline (the Transformation Plan). A key element of the Transformation Plan is significant reductions in labor costs through changes to the Company’s collective bargaining agreements. The Company aggressively sought the necessary agreements to allow full implementation of the Transformation Plan without the need for filing new Chapter 11 cases but was unable to do so in a timely manner. As a result of the recurring losses, declining available cash, and risk of defaults or cross defaults under certain key financing and operating agreements,

it was necessary for the Debtors to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on September 12, 2004.

At hearings held on September 13, 2004, the Bankruptcy Court granted the Company’s first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting permission to the Debtors to, among other things: (a) pay employee wages and continue benefits, such as medical and dental insurance; (b) honor prepetition obligations to customers and continue customer programs,

including US Airways’ Dividend Miles program; (c) pay for fuel under existing supply contracts,

and honor existing fuel supply, distribution and storage agreements; (d) assume certain contracts related to interline agreements with other airlines; (e) pay prepetition obligations to certain foreign vendors, foreign service providers and foreign governments; and (f) continue maintenance of existing bank accounts and existing cash management systems. The Bankruptcy

Court also approved the interim agreement reached between the Company, the ATSB and the lenders under the $1 billion loan, obtained upon emergence from the Prior Bankruptcy and substantially guaranteed by the ATSB, to allow the Company continued use of the cash collateral securing the loan (see further discussion below).

Since filing for bankruptcy on September 12, 2004, the Company has achieved cost-savings agreements with all of its collective bargaining groups. Through a motion filed under Section

1113(e) of the Bankruptcy Code on September 24, 2004, the Company sought interim relief from their collective bargaining agreements (CBAs) with ALPA, AFA, TWU, CWA and IAM. On

October 15, 2004, the Bankruptcy Court approved base rates of pay reductions of 21% through

February 15, 2005 or entry of an order approving a new CBA or granting final relief under

Section 1113(c) of the Bankruptcy Code. Reductions to pension contributions and certain work rule changes were also approved. The interim relief order did not apply to ALPA or TWU,

whose members reached and ratified CBAs prior to the interim relief going into effect. CBAs with the CWA and AFA were reached in December 2004 and were subsequently ratified. On

January 6, 2005, the Bankruptcy Court approved the Company’s request to reject the IAM CBAs and approved the termination of the three mainline defined benefit plans. The IAM subsequently ratified Company cost-savings proposals on January 21, 2005. In addition, the Bankruptcy Court has also approved various settlement agreements between the Company and the court-appointed

Section 1114 Committee representing retirees other than those represented by the IAM to begin the significant curtailment of postretirement benefits.

On November 12, 2004, US Airways filed a motion requesting a determination from the

Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc.

(AFA Plan), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the

International Association of Machinists and Aerospace Workers (IAM Plan), and the Retirement

Plan for Certain Employees of US Airways, Inc. (CE Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating $2.7 billion and $1.7 billion, respectively, as of September 30, 2004, the most recent valuation date. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between the PBGC and the Company. The CE Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans.

In addition to the cost savings achieved with labor groups, the Company also implemented pay and benefit reductions for its current management and other non-union employees, including reductions to base pay, workforce reductions and modifications to vacation and sick time accruals. The Company also implemented modifications to its defined contribution pension plans and will implement modifications to retiree benefits in 2005. The pay rate and defined contribution plan reductions went into effect October 11, 2004 and the reductions to retiree medical benefits will become effective March 1, 2005.

The Company has reached agreements with certain of its lessors and lenders restructuring existing aircraft lease and debt financings. On November 19, 2004, the Bankruptcy Court approved the Company’s agreements for the continued use and operation of substantially all of its mainline and Express fleet. As discussed in detail below, the Company reached a comprehensive agreement with GE Capital Aviation Services (GECAS) and GE Engine Service

(GEES) on aircraft leasing and financing and engine services, which will provide the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services, and operating leases for new regional jets. The Company also reached agreements with EMBRAER-Empresa Brasileria de Aeronautica SA (Embraer) and Bombardier,

Inc. (Bombardier) providing for continued use and operation of its aircraft, short term liquidity and new financing for regional jets, which were approved by the Bankruptcy Court in January

2005. These agreements are discussed in more detail in “Liquidity and Capital Resources.”

The Company has notified all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the

Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on,

collect or secure a claim arising prior to September 12, 2004. The deadline for filing proofs of claim with the Bankruptcy Court was February 3, 2005, with a limited exception for governmental entities, which have until March 11, 2005.

The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and retain key employees; limiting the Company’s ability to obtain trade credit; limiting the Company’s ability to effectively hedge rising aviation fuel costs; and impairing present and future relationships with vendors and service providers.

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy

Court of a plan of reorganization. The Company currently has the exclusive right to file a plan of reorganization until March 31, 2005 and solicit acceptance of the plan through June 30, 2005.

Under the terms of the agreement reached with General Electric, the Company has until March

15, 2005 to file a plan of reorganization. These deadlines could potentially be extended. A plan of reorganization would, among other things, resolve all prepetition obligations, set forth a revised capital structure and establish the corporate governance subsequent to exiting from bankruptcy. The Company is currently working towards emerging from Chapter 11 mid-year

2005, but that timing is dependent upon, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The ultimate recovery to creditors,

if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what type or amount of distributions, if any, they would receive.

Transformation Plan

The Company continues to implement its Transformation Plan, which is built on several aspects of proven success in the airline industry, beyond the necessary lower labor costs that have been achieved. Those include lower overall costs, a simplified fare structure and expanded services in the eastern United States, the Caribbean and Latin America. Specifically, the

Company has taken or is currently undertaking the following initiatives:

•	Lower, simplified pricing and lower distribution costs. US Airways has already taken steps to simplify its fares by introducing its GoFares pricing plan in many markets served from

Philadelphia, Washington, D.C., and Fort Lauderdale, and has stated its intent to expand that pricing plan across its system in conjunction with achieving lower costs. A redesigned website and more airport technology will also lower distribution costs, enhance customer service and improve airport processing.

•	Enhanced low-cost product offering. US Airways customers will continue to benefit from a combination of product offerings that is unique among low-cost carriers, including two-class service, international flights to Europe, the Caribbean, Latin America and Canada, service to airports that business travelers prefer, access to a global network via the Star Alliance, a premium frequent flyer program and competitive onboard service.

•	Network enhancements. Leveraging its strong positions in major Northeast markets,

US Airways intends to use its airport slot and facilities assets to offer nonstop service to more major business and leisure destinations. Pittsburgh is no longer a hub and service has been reduced in accordance with previously announced operational changes. Fort Lauderdale is being expanded to handle additional Latin America service. Operations at Charlotte are being expanded and new routes from Reagan National are being introduced. In addition, changes are being made to the scheduling practices at Philadelphia to improve reliability, adding new destinations in the Caribbean and Latin America and introducing service to Barcelona and

Venice in May.

•	Lower unit operating costs. In conjunction with more point-to-point flying, US Airways intends to fly its fleet more hours per day as it decreases the time aircraft sit on the ground at hubs, waiting for connecting passengers. Productivity increases will be gained through this more efficient scheduling in conjunction with the contractual labor changes.

Prior Bankruptcy Information

As discussed above, the Company emerged from the Prior Bankruptcy under the 2003 Plan.

The 2003 Plan constituted a separate plan of reorganization for US Airways and each of

US Airways Group’s other domestic subsidiaries (collectively, the Filing Entities). In accordance with the Bankruptcy Code, the 2003 Plan divided claims against, and interests in,

each of the Filing Entities into classes according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the 2003 Plan generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the ATSB, the

Retirement Systems of Alabama Holdings LLC (RSA), the Company’s management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the PBGC, in satisfaction of their allowed claims. For a complete discussion of the distributions provided for under the 2003 Plan, see the 2003 Plan confirmed by the Bankruptcy Court on March 18, 2003 and filed with US Airways Group’s

Current Report on Form 8-K dated March 18, 2003 and filed with the SEC on April 2, 2003.

On March 31, 2003, RSA invested $240 million in cash in Reorganized US Airways Group pursuant to an investment agreement (the RSA Investment Agreement) in exchange for approximately 36.2%, on a fully diluted basis, of the equity in Reorganized US Airways Group.

As of March 31, 2003, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and became entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group’s Board of Directors. See

Note 12(d) in the Notes to the Financial Statements for a summary of the related party transactions with RSA.

Results of Operations

As discussed above, the Company emerged from the Prior Bankruptcy and adopted fresh-start reporting on March 31, 2003. As a result of the application of fresh-start reporting, the Successor

Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, 2004 has been compared to the full year 2003 as included, in part, in the Company’s Statements of Operations

(which are contained in Part II, Item 8 of this report) and in “Selected Operating and Financial

Statistics” below. Except where noted, operating statistics referred to below are for scheduled service only.

2004 Compared With 2003

Operating Revenues–Operating revenues increased $311 million, or 4.6%. Passenger transportation revenues increased $212 million or 3.5%. Revenue passenger miles (RPMs) were up 8.7%, which increased revenues by $536 million, partially offset by a 4.9% decrease in yield,

which decreased revenues by $324 million. Passenger transportation revenues were negatively impacted by the Company’s bankruptcy proceedings. Passenger transportation revenue in 2003 included a favorable $34 million adjustment to the traffic balances payable account for unused and now expired tickets. Cargo and freight revenue was flat. Other operating revenue increased as a result of an increase in service fee revenue from the wholly owned subsidiaries of

US Airways Group and affiliates and revenue associated with certain marketing arrangements.

Operating Expenses–Operating expenses increased by $415 million, or 5.9%. Operating expenses excluding Government compensation and Asset impairments and other special items increased 3.3% on a capacity increase (as measured by available seat miles or ASMs) of 5.8%.

Personnel costs decreased 9.2% due to lower employee pension, medical and dental, and postretirement medical benefit expense, an $89 million decrease in stock-based compensation expense related to the issuance of US Airways Group Class A Common Stock to employees covered by collective bargaining agreements following emergence from the Prior Bankruptcy in

2003, reduced headcount in 2004 and lower wage rates in the fourth quarter of 2004 as the result of interim or permanent relief from labor contracts. These decreases were partially offset by an increase in expense associated with long-term disability. Aviation fuel increased 31.3% primarily due to higher average fuel prices and, to a lesser extent, schedule-driven increases in consumption. US Airways Express capacity purchases increased 13.9% reflecting in purchased

ASMs from third-party regional jet operators and other airline subsidiaries of US Airways Group.

Aircraft rent increased 3.8% as a result of new leases due to the conversion of mortgaged aircraft to leased aircraft and the addition of new regional jet leases. Other rent and landing fees were flat as a result of decreases in landing fees offsetting increased airport rental expenses. Selling expenses decreased 3.2% due to a decrease in commissions partially offset by increases to advertising expense and sales volume driven increases in credit card fees. Depreciation and amortization decreased 1.8% due to lower book values on the existing fleet as a result of fresh-

start reporting effective March 31, 2003 and due to reduced amortization associated with capitalized software, partially offset by depreciation associated with new regional jets and the write-off of certain ground equipment and an indefinite lived foreign slot. Other operating expenses increased 7.1% due to increases in the cost associated with the redemption of Dividend

Miles for travel on partner airlines and future travel on US Airways as well as increases to costs associated with passenger and baggage screening and navigation fees, partially offset by decreases in insurance expenses and schedule-related expenses including passenger food expenses. 2003 included $28 million in reductions to an accrual upon the resolution of previously outstanding contingencies. Refer to “Description of Unusual Items” below for information on Special items and Government compensation.

Other Income (Expense)–Other Income (Expense), net decreased $1.9 billion primarily as a result of the reorganization items directly associated with the emergence from the Prior

Bankruptcy. See “Description of Unusual Items” below for additional information on the components of Reorganization items, net in 2003. In 2004, reorganization items consisted of $27 million of professional fees, $7 million in aircraft order cancellation penalties, and $2 million in damage and deficiency claims associated with the rejection of certain aircraft, offset by $4 million in interest income on accumulated cash as a result of the current Chapter 11 proceedings.

Interest income decreased as the result of the reclassification of interest income on cash, cash equivalents and short term investments to Reorganization items, net subsequent to the Chapter 11 filing on September 12, 2004. Interest expense was flat as a result of the conversion of mortgaged aircraft to leased aircraft and the abandonment of certain aircraft in the Prior

Bankruptcy, offset by interest related to the ATSB Loan and penalty interest incurred as a result of the current Chapter 11 proceedings. Other, net income in 2004 includes $13 million related to a business interruption insurance recovery and a $2 million gain on the sale of four aircraft, while the 2003 results reflect a $30 million gain recognized in connection with the Company’s sale of its investment in Hotwire, Inc.

Provision (Credit) for Income Taxes–The Company recorded an income tax benefit of $7 million for the year ended December 31, 2004, as compared to $6 million of income tax expense in 2003.

The benefit recognized in 2004 related to revisions to prior estimates upon completion of the

Company’s 2003 tax return. The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding their ultimate realization.

Selected Operating and Financial Statistics–System capacity (as measured by ASMs) increased

5.8% and passenger volume (as measured by RPMs) increased 8.7% in 2004. These increases resulted in a 73.5% system passenger load factor, representing a 2.0 percentage point increase over 2003. However, system yield declined by 4.9% reflecting the continued downward pressure on fares. Weather conditions related primarily to hurricanes adversely impacted the Company’s operating and financial performance in 2004 and 2003. US Airways full-time equivalent employees at December 31, 2004 declined 8.1% reflecting the headcount reduction measures put in place in connection with the Company’s Transformation Plan.

2003 Compared With 2002

Operating Revenues–Operating revenues decreased $153 million, or 2.2%. Passenger transportation revenues decreased $149 million or 2.4%. RPMs declined 4.4%, which decreased revenues by $277 million, partially offset by a 2.1% improvement in yield, which increased revenues by $127 million. Passenger transportation revenue for 2003 includes a favorable $34 million adjustment to the traffic balances payable account for unused and now expired tickets.

Other operating revenue was flat as increased mileage credit sales were offset by lower ticket change and cancellation fees.

Operating Expenses–Operating expenses declined by $1.23 billion, or 14.9%. Operating expenses excluding Government compensation and Asset impairments and other special items were lower by 9.2% on a capacity decrease (as measured by ASMs) of 6.9%. Personnel costs decreased 19.4% due to lower headcount levels, wage rates and employee pension and benefit expenses partially offset by $125 million of stock-based compensation expenses resulting from the issuance of common stock to employees covered by collective bargaining agreements following emergence from Chapter 11. Aviation fuel increased 6.6% due to higher average fuel prices partially offset by schedule-driven decreases in consumption. US Airways Express capacity purchases increased 4.7% reflecting a 9.3% increase in purchased ASMs from third-

party regional jet operators and other airline subsidiaries of US Airways Group. Aircraft rent decreased 14.7% due to favorably restructured leases and lease rejections made in connection with the Company’s Prior Bankruptcy, which was partially offset by new leases as a result of the conversion of mortgaged aircraft to leased aircraft. Other rent and landing fees were flat as a result of schedule-driven decreases in landing fees offsetting increased airport rental expenses associated with the new terminal in Philadelphia. Selling expenses decreased 6.2% due to sales volume driven decreases in credit card fees and sales- and rate-driven decreases in computer reservation system fees. Travel agent commission rates decreased due to the elimination of the base domestic commissions in March 2002 and increases in internet bookings which are less costly to the Company. Depreciation and amortization decreased 20.9% due to fewer owned aircraft in the operating fleet and lower book values on the existing fleet as a result of fresh-start reporting. Other operating expenses decreased 9.7% due to decreases in insurance expenses and schedule-related expenses including passenger food expenses and crew travel expenses and a $17 million and $12 million reduction to an accrual upon the resolution of previously outstanding contingencies. Refer to “Description of Unusual Items” below for information on Special items and Government compensation.

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

Selected Operating and Financial Statistics–System capacity (as measured by ASMs) decreased

6.9% and passenger volume (as measured by RPMs) decreased 4.4% in 2003. These decreases resulted in a 71.5% system passenger load factor, representing a 1.9 percentage point increase over 2002. System yield improved 2.1% reflecting a modest improvement in economic conditions. Both RPMs and ASMs were significantly affected by the schedule reductions initiated following the Company’s Prior Bankruptcy. In addition, hurricanes Isabel, Fabian and

Henri adversely impacted the Company’s operating and financial performance in 2003.

US Airways full-time equivalent employees at December 31, 2003 declined 12.4% reflecting the headcount reduction measures put in place in connection with the Company’s 2002 restructuring.

Description of Unusual Items

Special Items–Special items included within operating expenses on the Company’s Statements of

Operations include the following components (dollars in millions):

	Successor Company		Predecessor Company
	Nine Months Ended December 31, 2003		Year Ended December 31, 2002
Aircraft order cancellation penalty	$35	(a)	$—
Aircraft impairments and related charges	—		392	(b)
Pension and postretirement benefit curtailments	—		(90)	(c)
Employee severance including benefits	(1)	(d)	(3)	(d)
Other	—		21	(e)

	$34		$320

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

plans.

(d)	In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit. In accordance with Emerging Issues Task Force Issue No. 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter of 2001. In the fourth quarter of 2001, US Airways recognized a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough. During the quarters ended June 30, 2003 and 2002, the Company recognized $1 million and $3 million, respectively, in reductions to severance pay and benefit accruals related to the involuntary termination or furlough of certain employees.

(e)	During the fourth quarter of 2002, US Airways recognized an impairment charge of $21 million related to capitalized gates at certain airports in accordance with Statement of Financial Accounting Standards No. 142,

“Goodwill and Other Intangible Assets.” The carrying values of the affected gates were reduced to fair value based on a third party appraisal.

Reorganization Items, Net–Reorganization items, net represent amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in the Company’s

Statements of Operations. Such items consist of the following (dollars in millions):

	Successor Company	Predecessor Company
	Year Ended December 31, 2004	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Discharge of liabilities (a)	$—	$3,655	$—
Restructured aircraft financings (b)	—	946	—
Termination of pension plans (c)	—	386	—
Interest income on accumulated cash	4	2	2
Damage and deficiency claims (d)	(2)	(1,892)	—
Revaluation of assets and liabilities (a)	—	(1,106)	—
Professional fees	(27)	(51)	(61)
Aircraft order cancellation penalties	(7)	—	—
Loss on aircraft abandonment (e)	—	(9)	(68)
Severance including benefits (f)	—	—	(89)
Write-off of ESOP deferred compensation	—	—	(50)
Other	—	(43)	(28)

	$(32)	$1,888	$(294)

(a)	Reflects the discharge or reclassification of liabilities subject to compromise in the Prior Bankruptcy. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided under the 2003 Plan. A portion of the liabilities subject to compromise in the Prior Bankruptcy were restructured and continued, as restructured, to be liabilities of the Company.

(b)	As of March 31, 2003, the Company restructured aircraft debt and lease agreements related to 119 aircraft in connection with its Prior Bankruptcy including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.

(c)	Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination which is partially offset by the PBGC claim.

(d)	Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

(e)	Includes aircraft (seven A319s for 2003 and 34 F-100s, two B757-200s and one B737-400 for 2002) that were legally abandoned as part of the Prior Bankruptcy. Related aircraft liabilities were adjusted for each aircraft’s expected allowed collateral value.

(f)	As a result of schedule reductions made in connection with the Prior Bankruptcy, US Airways terminated or furloughed approximately 6,600 employees across all employee groups. Substantially all affected employees were terminated or furloughed prior to March 31, 2003. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction,

US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit.

Government Compensation– In April 2003, President George W. Bush signed into law the

Emergency Wartime Supplemental Appropriations Act (Emergency Wartime Act), which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. Certain airlines that received the aviation-related assistance were required to agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement would require the carrier to repay to the government the amount reimbursed for airline security fees. The Company complied with this limitation on executive compensation. The Company’s security fee reimbursement was $212 million, net of amounts due to certain affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003. In September 2003, the Company received approximately $6 million of compensation associated with flight deck door expenditures which was recorded as an offset to capital costs.

Selected Operating and Financial Statistics (1)

	Year Ended December 31,
	2004		2003		2002
Revenue passengers miles (millions):*
System	45,087		41,464		43,374
Mainline	39,964		37,741		40,038
Available seat miles (millions):*
System	61,353		58,017		62,329
Mainline	53,220		51,494		56,360
Passenger load factor (2):*
System	73.5%		71.5%		69.6%
Mainline	75.1%		73.3%		71.0%
Yield (3):*
System	14.07	¢	14.79	¢	14.48	¢
Mainline (4)	12.43	¢	13.05	¢	13.05	¢
Passenger revenue per available seat mile (5):*
System	10.34	¢	10.57	¢	10.08	¢
Mainline (4)	9.33	¢	9.56	¢	9.27	¢
Revenue passengers (thousands):*
System	55,954		52,797		58,389
Mainline	41,510		41,251		47,155

Mainline revenue per available seat mile (6)	10.69	¢	10.75	¢	10.38	¢
Mainline cost per available seat mile (Mainline CASM) (7) (8)	11.34	¢	11.36	¢	12.67	¢
Mainline average stage length (miles)*	782		761		685
Mainline cost of aviation fuel per gallon (9)	112.08	¢	88.29	¢	74.36	¢
Mainline cost of aviation fuel per gallon (excluding fuel taxes)	106.35	¢	83.02	¢	68.90	¢
Mainline gallons of aviation fuel consumed (millions)	884		873		972
Mainline number of aircraft in operating fleet at period-end	281		282		280
Mainline full-time equivalent employees at period end	24,628		26,797		30,585

*	Denotes scheduled service only (excludes charter service).
(1)	Operating statistics include free frequent flyer travelers and the related miles they flew. System statistics encompass all wholly owned airline subsidiaries of US Airways Group, including US Airways, Allegheny (through June 2004), Piedmont, PSA, as well as operating and financial results from capacity purchase agreements with Mesa, Chautauqua, Trans States and Midway (through October 2003). Where noted, revenues and expenses associated with US Airways’ capacity purchase arrangements with certain affiliated airlines and US Airways’ regional jet division, MidAtlantic, have been excluded from US Airways’ financial results for purposes of mainline financial statistical calculation and to provide better comparability between periods (see details below).
(2)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(3)	Passenger transportation revenue divided by RPMs.
(4)	Mainline passenger revenue excludes US Airways Express and MidAtlantic passenger revenue of $1,379 million, $1,208 million, and $1,058 million for the years ended December 31, 2004, 2003 and 2002, respectively.
(5)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(6)	Mainline operating revenues divided by ASMs (a measure of unit revenue). Mainline operating revenues exclude US Airways Express and MidAtlantic operating revenues of $1,385 million, $1,214 million and $1,063 million for the years ended December 31, 2004, 2003 and 2002, respectively.
(7)	Total Operating Expenses divided by ASMs (a measure of unit cost).
(8)	Mainline operating expenses exclude US Airways capacity purchases of $1,304 million, $1,145 million, and $1,094 million for the years ended December 31, 2004, 2003 and 2002, respectively, and MidAtlantic operating expenses of $79 million for the year ended December 31, 2004. Operating expenses for each period include unusual items as follows:

•	For the year ended December 31, 2003, operating expenses include an aircraft order penalty of $35 million (0.07¢) and government compensation of $212 million (0.41¢).

•	For the year ended December 31, 2002, operating expenses include aircraft impairment and related charges of $392 million (0.70¢), a benefit on the pension and postretirement curtailment of $90 million (0.16¢), an impairment charge related to capitalized gates at certain airports of $21 million (0.04¢) and a reduction to the involuntary severance accrual of $3 million (0.01¢).
(9)	Includes fuel taxes and transportation charges and excludes service fees.

Liquidity and Capital Resources

As of December 31, 2004, the Company’s Cash, Cash equivalents and Short-term investments totaled $734 million compared to $1.28 billion as of December 31, 2003. All of the Company’s unrestricted cash constitutes cash collateral under the ATSB Loan.

The Company requires substantial liquidity in order to meet scheduled debt and lease payments and to finance day-to-day operations. As a result of the recurring losses, decline in available cash, and risk of defaults or cross defaults under certain key financing and operating agreements, the Company filed a voluntary petition for reorganization under Chapter 11 of the

Bankruptcy Code on September 12, 2004. The Company has been operating with the use of the

ATSB cash collateral since its Chapter 11 filing on September 12, 2004.

The Company currently estimates its cash balance will continue to decline through the first quarter of 2005. The projected decline in cash is a result of continued net losses during winter months, front-loaded transition costs to achieve a competitive cost structure and approximately

$302 million in aircraft debt and lease payments due in the first quarter of 2005. Failure to make debt and lease payments would result in the loss of those aircraft which are essential to the

Transformation Plan. The Company projects modest accumulation of cash for several months beginning in the second quarter of 2005. Failure to have continued use of the ATSB cash collateral could necessitate asset sales and layoffs, and result in an inability to continue operating.

On February 18, 2005, the Company announced that it reached agreement with Eastshore

Aviation, LLC, an investment entity owned by Air Wisconsin Airlines Corporation and its shareholders (Air Wisconsin), on a $125 million financing commitment to provide a substantial portion of the equity funding for a plan of reorganization. The $125 million facility will be in the form of a debtor-in-possession term loan, to be drawn in the amount of $75 million, upon approval by Bankruptcy Court, and as early as February 28, 2005, and two subsequent $25 million increments. This loan would be second only to the ATSB Loan with regard to the

Company’s assets that are pledged as collateral. Upon emergence from Chapter 11, the $125 million financing package would then convert to equity in the reorganized US Airways Group.

As part of this agreement, US Airways and Air Wisconsin will enter into an air services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement.

ATSB Loan and Cash Collateral Agreement

As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million

ATSB Guarantee under the Air Transportation Safety and System Stabilization Act from the

ATSB in connection with a $1 billion term loan financing (ATSB Loan) that was funded on

March 31, 2003. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its 2003 Plan. US Airways is the primary obligor under the ATSB Loan, which is guaranteed by US Airways Group and each of its other domestic subsidiaries. The ATSB Loan is secured by substantially all of the present and future assets of the Debtors not otherwise encumbered (including certain cash and investment accounts,

previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property,

takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. As of

December 31, 2004, $718 million was outstanding under the ATSB Loan. The ATSB Loan is reflected as a current liability on the accompanying balance sheet at a book value of $701 million, which is net of $17 million of unamortized discount, and is not subject to compromise.

As of December 31, 2004, the Company’s $734 million in unrestricted cash and short-term investments was available to support daily operations, subject to certain conditions and limitations, under the Cash Collateral Agreement described below.

In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the

ATSB Loan on an interim basis. Therefore, in lieu of debtor-in-possession financing, the

Company has access to the cash collateralizing the ATSB Loan as working capital, subject to certain on-going conditions and limitations. This interim agreement was approved by the

Bankruptcy Court on September 13, 2004 as part of the first day motions, and was scheduled to expire on October 15, 2004. The Bankruptcy Court approved two subsequent agreements extending the Company’s ability to use the cash collateral, including an agreement approved on

January 13, 2005 extending the Company’s use of cash collateral through June 30, 2005, subject to certain conditions and limitations (Cash Collateral Agreement). Under the current agreement,

the Company may continue to access such cash collateral to support daily operations so long as it maintains an agreed upon minimum amount of cash on hand each week. The amount declines from approximately $500 million at the end of January to $341 million on June 30, 2005, with weekly cash levels permitted as low as $325 million in March 2005. The Company must also maintain and achieve certain cumulative earnings levels during the period, as defined in the agreement. Further, the Company must comply with restrictions on its ability to make capital expenditures. In light of rising fuel prices and continued downward pressure on fares across the industry, there can be no assurance that the Company can comply with the Cash Collateral

Agreement.

The ATSB Loan also contains covenants that limit, among other things, the Company’s ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Prior Bankruptcy. The

ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the decrease in value of the collateral pledged in respect of the ATSB Loan below specified coverage levels. The amendments discussed below and the Cash Collateral Agreement have not eliminated any of these covenants.

The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan (Tranche A) was funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30%, and (ii) 10% of the ATSB

Loan (Tranche B) bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee currently equal to 4.1% of the ATSB’s guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. Due to the Company’s September 2004 bankruptcy filing and subsequent loss of certain regional jet financing, the guarantee fee increased by 2% per annum and the interest rate on Tranche A and Tranche B each increased by an additional 2% and

4% per annum, respectively, for an effective increase in the interest rate on the loan balance of 4 percentage points.

Prior Amendments to the ATSB Loan during 2004

In March 2004, US Airways and the ATSB amended the financial covenants of the ATSB

Loan to provide covenant relief for the measurement periods beginning June 30, 2004 through

December 31, 2005. The ratios used in the financial covenants were adjusted and reset to align with the Company’s forecast for 2004 and 2005 as of the date of the amendment, which assumed a return to profitability by 2005. In exchange for this covenant relief and other changes described below, US Airways made a voluntary prepayment of $250 million on March 12, 2004, which reduced, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan).

The March 2004 amendment permitted US Airways to retain, at its election, up to 25% of the net cash proceeds from any asset sale for which definitive documentation would be completed by

February 28, 2005, up to a total of $125 million for all asset sales. In addition, the amendment permitted US Airways to accept a third-party secured note as consideration for certain asset sales

(including the US Airways Shuttle and wholly owned regional airline assets) as long as specified conditions are met. These conditions include: the note’s amortization schedule will be no more favorable than the ATSB Loan; proceeds from the note will be used to prepay the ATSB Loan;

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

Effective May 21, 2004, US Airways again amended the ATSB Loan to permit use of its regional jets financed by General Electric (GE) as cross collateral for other obligations of

US Airways to GE. In consideration for this amendment, US Airways agreed to revised covenants relating to minimum required unrestricted cash balances. In addition, US Airways agreed to give up the right to retain up to 25% of the net cash proceeds from any asset sale, as had been permitted by the March 2004 amendment. US Airways made a prepayment of $5 million in connection with this amendment.

The ATSB Loan contains financial covenants that must be satisfied by US Airways at the end of each fiscal quarter. US Airways was uncertain as to its ability to satisfy these covenants as of

June 30, 2004. Effective June 30, 2004, US Airways and the ATSB amended the ATSB Loan to remove the uncertainty relating to the Company’s ability to satisfy its financial covenant tests for the second quarter of 2004. In consideration for this amendment, the Company agreed to change the loan amortization schedule, by increasing each of the first six principal repayment installments commencing on October 1, 2006 by approximately $16 million, and reducing the last principal repayment installment on October 1, 2009 by $94 million.

All of the foregoing rights and obligations of the parties relating to the ATSB Loan are subject to the terms of the cash collateral orders entered by the Bankruptcy Court and the terms of the

Bankruptcy Code.

General Electric

GE is the Company’s largest creditor. Together with GEES and other affiliates, GE directly financed or leased a substantial portion of the Company’s aircraft prior to the current Chapter 11 filing. In November 2001, US Airways obtained a $404 million credit facility from GE (2001

GE Credit Facility). The 2001 GE Credit Facility is secured by collateral including 11 A320-

family aircraft and 28 spare engines. As discussed below, borrowings under the 2001 GE Credit

Facility bear interest rates of LIBOR plus 3.5% and the term of the facility is 2012.

In addition to the 2001 GE Credit Facility, GE has provided financing or guarantees on 145 of the Company’s current operating aircraft. It also maintains the engines on the Company’s B737-

family aircraft, A320-family aircraft, B767 aircraft, EMB-170 aircraft and CRJ-200 aircraft. In connection with its Prior Bankruptcy, the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues and the Company obtained additional financing from GE in the form of a liquidity facility of up to $360 million (2003 GE

Liquidity Facility). Borrowings under the liquidity facility bear interest at LIBOR plus 4.25%.

Every obligation of the Company to GE is generally cross-defaulted to the 2001 GE Credit

Facility, the 2003 GE Liquidity Facility, the GE regional jet leases and the GE regional jet mortgage financings. All of the Company’s obligations to GE are generally cross-collateralized and cross-defaulted with all other obligations owned by any Debtor to GECC or any of its affiliates (collectively, the GE Obligations).

In November 2004, the Company reached a comprehensive agreement with GE and its affiliates as described in the Master Memorandum of Understanding (Master MOU) that was approved by the Bankruptcy Court on December 16, 2004. The Master MOU and the

transactions contemplated by the term sheets will provide the Company with short-term liquidity,

reduced debt, lower aircraft ownership costs, enhanced engine maintenance services and operating leases for new regional jets, while preserving the vast majority of US Airways’

mainline fleet owned by GECAS. The key aspects of the Master MOU are as follows: (i)

agreements providing for continued use by the Company of certain Airbus, Boeing and regional jet aircraft, and the return to GECC of certain other leased Airbus and Boeing aircraft (the

Aircraft Lease Term Sheet); (ii) GECC will provide a bridge facility of up to approximately $56 million for use by the Debtors during the pendency of the Chapter 11 proceedings (the Bridge

Facility Term Sheet); (iii) GECC will purchase and immediately leaseback to US Airways (a) the assets securing the 2001 GE Credit Facility and the 2003 GE Liquidity Facility (collectively, the

2001 Credit Facility Assets), and other GE obligations, consisting of 11 Airbus aircraft and 28 spare engines and engine stands, and (b) ten regional jet aircraft currently debt financed by

GECC; (iv) the balance of the 2001 GE Credit Facility will be restructured to provide additional liquidity of approximately $10 million, subject to the pledge of certain collateral to secure the

2001 GE Credit Facility; (v) subject to the Company’s satisfaction of certain financial tests and other conditions, GECC will provide lease financing for up to 31 additional regional jet aircraft

(the Regional Jet Leasing Term Sheet); (vi) certain of US Airways’ engine maintenance agreements with GEES will be modified and assumed; and (viii) upon emergence from bankruptcy, convertible notes of the reorganized US Airways will be issued to GECC in the aggregate principal amount of $125 million (the Convertible Note Term Sheet).

The Bridge Facility Term Sheet provides for a loan facility of up to $56 million made available by GECC to the Debtors in a series of drawdowns commencing on December 20, 2004,

and ending on or before June 30, 2005 (the Bridge Facility). The Company and GECC entered into the Bridge Facility on December 20, 2004, at which time $20 million was drawn down under the facility. Interest on the Bridge Facility accrues at the rate of LIBOR plus 4.25% and will be payable in cash or in kind at the option of the Debtors. The Bridge Facility matures on the date the Company emerges from Chapter 11 and will be satisfied by the issuance of Convertible Notes described below. The Bridge Facility is cross-collateralized and cross-defaulted with all other

GE obligations owed by any Debtor to GECC or any of its affiliates and will be granted status as an administrative expense claim with priority over all other administrative claims other than for aircraft financing deferrals, which are pari passu, and subordinate only to (i) the super-priority administrative expense claim of the ATSB and the ATSB Lenders as defined and provided for in the Cash Collateral Agreement (ii) postpetition wages and benefits, and (iii) any other new money debtor-in-possession financing.

The 2001 GE Credit Facility will be amended to, among other things: (i) provide the Debtors with an additional $10 million of liquidity upon consummation of the sale-leaseback of the 2001

GE Credit Facility Assets and CRJ Mortgaged Assets (defined below), (ii) after the prepayment of the loan balance outstanding under the 2001 GE Credit Facility made in connection with the sale-leaseback of the 2001 GE Credit Facility Assets and CRJ Mortgaged Assets, as described below, revise the amortization schedule so that the remaining principal of the loan begins amortizing over a period of eight quarters following the Debtors’ emergence from bankruptcy

(the Remaining Term), (iii) provide that the interest rate will be LIBOR plus 4.25% for the

Remaining Term, and (iv) provide that the loan will be secured with a third lien position on three

CRJ-700 aircraft (subject to first and second lien positions and conditioned upon consent of such senior lien holders pursuant to an inter-creditor agreement reasonably acceptable to GECC), a second lien position on one CRJ-700 aircraft (subject to first lien position and conditioned upon consent of such senior lien holders pursuant to an inter-creditor agreement reasonably acceptable to GECC) and a first lien position on one CF34 spare engine owned by US Airways, with the aggregate of any senior liens on such collateral not to exceed $62 million. The amendments to the 2001 GE Credit Facility do not constitute an assumption thereof, but it is anticipated that in connection with a plan of reorganization, the 2001 GE Credit Facility, as amended, will be reinstated.

The Aircraft Lease Term Sheet sets forth a comprehensive agreement regarding the treatment of GECC-owned and mortgaged aircraft pursuant to Section 1110 of the Bankruptcy Code. The

Debtors and GECC have agreed to subject certain of such aircraft to consensual Section 1110(a)

agreements providing for continued use of such aircraft so long as the Company complies with the terms of such agreements. In certain cases, the Debtors and GECC have agreed to amend prepetition agreements. Except as set forth in the Master MOU or the Term Sheets attached to the Master MOU, the Section 1110(a) agreements and any related amendments will not constitute an assumption of any related underlying agreements, and no such agreement will constitute a postpetition contract for purposes of, among other things, Sections 365, 503 and 507 of the Bankruptcy Code, but will be subject to the Debtors’ obligations under Section 1110 of the

Bankruptcy Code. After emergence from bankruptcy, US Airways will have an option to restructure the monthly rental obligations of certain additional B737-400 leases following the issuance of the Convertible Notes described below, for cash or additional convertible notes of equal market value.

Subject to the swap of three aircraft contemplated by the Aircraft Lease Term Sheet, GECC will purchase the two A319 aircraft, the four A320 aircraft, the five A321 aircraft, the 14

CFM56-5B spare engines, the 14 CFM56-3B spare engines, and certain engine stands that currently secure the 2001 GE Credit Facility and the 2003 GE Liquidity Facility, together with the nine CRJ-200s and one CRJ-700 aircraft currently mortgage debt financed by GECC

(collectively, the CRJ Mortgaged Assets) for a total purchase price of approximately $640 million, subject to adjustment, at which time the 2001 Credit Facility Assets and the CRJ

Mortgaged Assets will be leased back to US Airways under operating leases having an initial lease term expiring on the earlier of the Debtors’ emergence from Chapter 11 or June 30, 2005.

The sale proceeds will be applied to repay (in order) the 2003 GE Liquidity Facility in full, the

GECC mortgage-debt financed CRJ aircraft in full, and a portion of the 2001 GE Credit Facility,

leaving a balance thereon of approximately $15 million, subject to adjustment, before the $10 million additional drawdown on the 2001 GE Credit Facility contemplated above. The operating leases may be extended upon the Debtors’ emergence from bankruptcy, will be cross-defaulted with all other GE Obligations (other than certain excepted obligations), and will be subject to return conditions to be agreed upon by the parties.

The Debtors and the GE entities have reached an agreement with respect to five engine repair and maintenance agreements, and certain other matters. This agreement includes, among other things, the agreement of US Airways to assume three of such agreements of GEES and certain of its affiliates to: (i) forgive and release US Airways from certain prepetition obligations, (ii) defer certain payment obligations arising under such agreements, (iii) extend one maintenance agreement, (iv) continue certain existing deferrals, and (v) determine the treatment of certain removal charges.

Pursuant to the Convertible Note Term Sheet, the Debtors have agreed that upon emergence from Chapter 11, as partial consideration for entering into the Master MOU, an affiliate of GECC will receive convertible notes of the reorganized US Airways in the aggregate principal amount of $125 million (Convertible Notes). The Convertible Notes will be convertible at any time, at the holders’ election, into shares of common stock of the reorganized US Airways Group (New

Common Stock) at a conversion price equal to the product of (x) 140%-150% (at US Airways’

option) and (y) the average closing price of the New Common Stock for the sixty consecutive trading days following US Airways’ emergence from bankruptcy and the listing of the New

Common Stock on NASDAQ or a national stock exchange. The Convertible Notes will bear interest at a rate to be determined no later than thirty days prior to the Debtors’ scheduled date of emergence from bankruptcy and interest will be payable semi-annually, in arrears, and will mature in 2020. US Airways will be permitted to redeem some or all of the Convertible Notes at any time on or after the fifth anniversary of the issuance of such notes, at a redemption price payable in cash or, subject to certain conditions, New Common Stock. Holders of the

Convertible Notes may require US Airways to repurchase all or a portion of their Convertible

Notes on the fifth and tenth anniversary of the issuance of such notes at 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest to the date of repurchase,

payable, at US Airways election, in cash or New Common Stock. The Convertible Notes will be senior unsecured obligations and will rank equally in right of payment with all existing and future unsecured senior obligations of the reorganized US Airways. The Convertible Notes will be guaranteed by the parent holding company of the reorganized US Airways.

Regional Jet Financing

The 2003 Plan sought to boost revenue and enhance competitiveness through the increased use of regional jets. Regional jets are faster, quieter and more comfortable than turboprops and are generally preferred by customers over turboprops. In May 2003, the Company entered into agreements to purchase a total of 170 regional jets from Bombardier and Embraer. The

Company had previously secured financing commitments from GE and from the respective airframe manufacturers for approximately 85% to 90% of these jets. These commitments were subject to certain credit or financial tests, as well as customary conditions precedent.

Despite the Company’s failure to meet one of the applicable credit standards as of May 5,

2004, the Company reached agreements with GE, Embraer and Bombardier for continued

financing of regional jet deliveries through September 30, 2004. As part of the agreement reached with Bombardier, the Company converted 23 CRJ-200 deliveries (50-seat regional jets)

to CRJ-700 deliveries (70-seat regional jets) and retained the right to convert some or all of the

CRJ-700 deliveries to CRJ-900 deliveries (90-seat regional jets). US Airways agreed to refinance with third parties four aircraft originally financed by Bombardier. DVB Bank AG provided

US Airways with 18 month bridge financing for two aircraft, with the objective of arranging long-term market financing for these aircraft upon successful implementation of the Company’s

Transformation Plan.

GE’s financing commitment with respect to regional jets through September 30, 2004 was also conditioned on US Airways gaining permission under its ATSB Loan to use its regional jets mortgage financed by GE as cross-collateral for other obligations of US Airways to GE. On May

21, 2004, the Company amended the ATSB Loan to allow this cross-collateralization. At the same time GE waived the application of the credit rating condition precedent for regional jet financing through September 30, 2004, thus securing the continued financing support from GE through September 2004.

As a result of the September 12, 2004 Chapter 11 filing, the Company failed to meet the conditions precedent for continued financing of regional jets and temporarily ceased taking delivery of new regional jet aircraft. As a result, the Company incurred aircraft order cancellation penalties of $7 million in the fourth quarter of 2004. These penalties were offset against purchase deposits held by the aircraft manufacturers.

Pursuant to the Regional Jet Leasing Term Sheet, GECC or its affiliates will provide leases for up to 31 regional jet aircraft. The aircraft to be leased will consist of 70- to 100-seat regional jet aircraft manufactured by Bombardier and/or Embraer in a mix and subject to such other terms to be agreed mutually by GECC and US Airways. During the first quarter of 2005, GECC will lease six CRJ-700s to US Airways with terms expiring on the earlier of the Debtors’ emergence from Chapter 11 and June 30, 2005. These leases may be extended upon the Debtors’ emergence from Chapter 11. To effectuate the contemplated regional jet leasing, US Airways and GECC agreed to reinstate that portion of the RJ Lease Transaction and Debt Financing Agreement, dated as of

December 18, 2003 (RJ Lease Agreement), pursuant to which GECC has agreed to provide single investor lease transactions (provided that the obligations under the reinstated RJ Lease

Agreement will not be afforded administrative expense status), subject to additional terms and conditions.

In December 2004, the Company reached aircraft leasing and financing agreements with

Embraer and Bombardier, which were approved by the Bankruptcy Court in January 2005.

Pursuant to the agreement reached with Embraer, the Company purchased and took delivery of three ERJ-170 aircraft in January 2005 and committed to purchase and take delivery of three additional ERJ-170 aircraft by March 31, 2005. The purchase of the three ERJ-170s delivered in

January 2005 was financed by Embraer through a mortgage loan facility and the application of

$17 million of existing purchase deposits held by Embraer. Additionally, $12 million of purchase deposits held by Embraer will be used to fund an Embraer loan reserve. Embraer shall apply the reserve funds in the amounts and on the dates as and when payments are due under the

Embraer loans during the period from October 1, 2004 through July 31, 2005 in full satisfaction of the Company’s payment obligations with respect to such Embraer loans during such period.

Upon delivery of the first three ERJ-170s, which occurred in January 2005, unless the Company assumes the Embraer aircraft purchase agreement pursuant to Section 365 of the Bankruptcy

Code, no further obligations arise on the part of the Company or Embraer with respect to the purchase and delivery of any aircraft, other than those obligations that arise from or are related to the purchase and delivery of the final three ERJ-170s in March 2005. Embraer and the Company have agreed to negotiate a new delivery schedule upon the Company’s assumption of the

Embraer aircraft purchase agreement or upon the occurrence of certain other events.

In the event that the Company fails to take delivery by March 31, 2005 of the remaining three

ERJ-170 aircraft, damages will accrue on account of the Company’s failure to take delivery of such aircraft from and after April 1, 2005 at the rate of $162,795 per month per aircraft until the later of (i) 30 days after the Company emerges from the current Chapter 11 proceedings and (ii)

July 31, 2005, at which time Embraer’s obligation to deliver such aircraft will terminate and its damages with respect to such undelivered aircraft may be as much as $10 million (rather than at the rate of $162,795 per month), with Embraer having the right to apply any remaining purchase deposits against Embraer’s aggregate damages.

Under the agreement reached with Bombardier, the Company acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a finance lease facility with DVB Bank. Additionally, $4 million of existing purchase deposits held by Bombardier were used to satisfy existing defaults and cure payments. So long as the Company continues to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code, no obligations will arise on the part of the Company or Bombardier with respect to the purchase and delivery of any aircraft.

As of December 31, 2004, the aircraft manufacturers held purchase deposits of $138 million related to the acquisition of aircraft.

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

During the second quarter of 2004, US Airways amended its agreement with American

Express Travel Related Services Company, Inc. (American Express). The new agreement has been extended to December 31, 2006 and provides for additional cash collateral to reduce the exposure borne by American Express against potential customer liabilities relating to unflown tickets purchased by customers using the American Express card. The agreement required additional cash collateral in the event that US Airways’ regional jet financing programs were terminated or if the Company failed to demonstrate by September 30, 2004 its ability to successfully implement its Transformation Plan. This amendment effectively aligned the

American Express agreement with the arrangements in place for certain other credit card processors. As the result of the Company’s financial position and various triggers in the

American Express agreement, the Company deposited an additional $64 million in cash collateral during the third quarter of 2004.

Statements of Cash Flow Discussion

As discussed in “Results of Operations” above, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of liquidity and capital resources, 2004 has been compared to the full year

2003 as included, in part, in the Company’s Statements of Cash Flows.

For 2004, the Company’s operating activities before reorganization items used net cash of $95 million, compared to 2003, which used net cash of $81 million. Included in 2003 cash flows from operating activities is $218 million received from TSA in connection with the Emergency

Wartime Act. Cash flows from operating activities for 2004 were favorably impacted by an increase in accounts payable and other accrued expenses as a result of the Chapter 11 filing in

September 2004, as the Company received liquidity protection under the automatic stay provisions of the Bankruptcy Code related to prepetition liabilities. Cash flows from operating activities were also favorably impacted for this reason during the Prior Bankruptcy for the period from August 2002 to March 2003. Cash flows for all periods have been adversely affected by the same factors that adversely affected financial results, as discussed in “Results of Operations,”

including reductions in unit revenue and significant increases in fuel prices.

For 2004, net cash provided by investing activities was $102 million. Investing activities include a $358 million decrease in short term investments, reflecting a shift to cash and cash equivalents, and an increase in restricted cash of $76 million. The increase in restricted cash in

2004 and 2003 reflects the additional cash collateral deposits required by the Company’s credit card processors, letters of credit and trust accounts described below, partially offset by the decline in cash collateral required for fuel hedging. Capital expenditures and net equipment purchase deposit activity in 2004 of $198 million reflect the early return of aircraft purchase deposits by an aircraft manufacturer of $31 million in the first quarter of 2004.

For 2003, net cash used for investing activities was $268 million. Investing activities included cash outflows of $208 million related to capital expenditures, including $174 million for purchase deposits on future regional jet aircraft deliveries and payments made in connection with the delivery of two regional jets with the balance related to rotables, ground equipment and miscellaneous assets. The increase in short-term investments in 2003 reflects activity intended to increase the returns on the Company’s higher cash balances. The Company also received proceeds of $237 million from US Airways Group (upon its receipt of proceeds from the RSA

Investment Agreement) which were used to pay down two intercompany loans then outstanding from US Airways Group. Other investing in 2003 also reflects $24 million in proceeds received related to the sale of the Company’s investment in Hotwire, Inc.

For 2002, net cash provided by investing activities was $86 million. Investing activities included cash outflows of $135 million related to capital expenditures. Capital expenditures included $106 million for three A321 aircraft (two other A321s were purchased in noncash transactions) with the balance related to rotables, ground equipment and miscellaneous assets.

Proceeds from disposition of property includes, among other things, proceeds related to surplus aircraft and related parts. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus DC-9, B737-200 and MD-80 aircraft. The increase in short-term investments reflects proceeds from the sale of short-term investments.

The Company, in the ordinary course of business, withholds from employees and collects from passengers funds that are required to be paid to applicable governmental authorities, which funds include withholding for payroll taxes, transportation excise taxes, passenger facility charges, transportation security charges and other related fees. During the second quarter of

2002, the Company established trusts to fund these obligations. The initial funding (which totaled approximately $201 million) and the net cash flows of the trusts are reflected in Decrease

(increase) in restricted cash on the Company’s Statements of Cash Flows. The funds in the trust accounts, which totaled $138 million and $164 million as of December 31, 2004 and 2003,

respectively, are classified as Restricted cash on the Company’s Balance Sheets, including $99 million and $124 million in current Restricted cash and $39 million and $39 million in noncurrent Restricted cash, respectively.

The Company used $185 million in cash for financing activities in 2004. Principal payments on debt and capital lease obligations of $425 million include $255 million of prepayments made in connection with amendments to the ATSB Loan in March and May 2004. The financing activities in 2003 were significantly impacted by the Company’s emergence from the Prior

Bankruptcy in March 2003.

Net cash provided by financing activities during 2003 was $782 million. US Airways received proceeds of $1 billion from the ATSB Loan. Additionally, prior to emergence from

Chapter 11 the Company borrowed $69 million under a debtor-in-possession facility provided by

RSA (RSA DIP Facility) and $62 million under a debtor-in-possession liquidity facility provided by General Electric (GE DIP Facility). The Company borrowed $114 million under an exit liquidity facility provided by GE and $20 million under a credit facility provided by GE. The

Company also received proceeds of $34 million related to a private placement offering by

US Airways Group described below. The Company used a portion of the proceeds it received in connection with its emergence from Chapter 11 to repay $369 million that was then outstanding under the RSA DIP Facility (including the $69 million discussed above) on March 31, 2003. The

Company also used a portion of the proceeds to repay the $62 million then outstanding under the

GE DIP Facility. The Company also made principal payments of debt of $85 million, including a

$24 million required prepayment on the ATSB Loan, related to the sale of its investment in

Hotwire, Inc.

Net cash provided by financing activities during 2002 was $334 million. US Airways received proceeds of $116 million from the mortgage financing of three A321 aircraft (two other

A321s were financed in noncash transactions). Additionally, US Airways received proceeds of

$33 million with the private placement of pass through certificates that partially financed five previously delivered A330 aircraft and $18 million from an engine manufacturer credit facility.

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

2002 bankruptcy filing, the Company made scheduled principal repayments of debt in the amount of $77 million. Subsequent to the 2002 bankruptcy filing, the Company made principal repayments of debt of $56 million, including $38 million to the engine manufacturer credit facility.

US Airways Group sold 4,679,000 shares of its Class A Common Stock at a price of $7.34 per share before transaction fees during August 2003 in a private placement transaction with

Aviation Acquisition L.L.C., Goldman, Sachs and Co. and OCM Principal Opportunities Fund II,

L.P. These shares related to Class A Common Stock retained by US Airways Group from those shares allocated to employees pursuant to the 2003 Plan and vested at July 31, 2003. The retained shares represented the employee tax withholding obligation with respect to the vested portion of the restricted stock grants. The amount of withholding was determined on the basis of a price of $7.34 per Class A common share and applicable federal, state, and local taxes. The net proceeds related to this transaction of $34 million were advanced by US Airways Group to

US Airways and offset the Company’s remittance to taxing authorities.

Contractual Obligations

The following table provides detail of the Company’s future cash contractual obligations as of

December 31, 2004, including classification of the ATSB Loan as current and without regard to liabilities subject to compromise (dollars in millions).

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
Debt and capital lease obligations (1)	$863	$159	$145	$143	$147	$1,790	$3,247
Operating lease commitments (2)	824	727	664	587	512	3,753	7,067
Aircraft purchase commitments (3) (4)	221	15	57	622	792	232	1,939
Regional jet capacity purchase agreements	257	262	268	266	202	266	1,521

Total	$2,165	$1,163	$1,134	$1,618	$1,653	$6,041	$13,774

(1)	Excludes related interest amounts.
(2)	Includes aircraft obligations financed under enhanced equipment trust certificates.
(3)	As long as the Company operates under the protection of Chapter 11 in compliance with the Bankruptcy

Code and unless the Company assumes the aircraft purchase agreements pursuant to Section 365 of the

Bankruptcy Code, neither the Company nor the aircraft manufacturers have any obligation in respect to the purchase or delivery of regional jet aircraft beyond the commitments for deliveries in the first quarter of 2005 discussed below.

(4)	The minimum determinable payments associated with these acquisition agreements for all firm-order aircraft include progress payments, payments at delivery, spares, capitalized interest and nonrefundable deposits.

As of December 31, 2004, US Airways Group had 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009. US Airways Group also had ten A330-

200 aircraft on firm order scheduled for delivery in the years 2007 through 2009. On February 3,

2005, the Bankruptcy Court approved the Company’s agreement with Airbus providing for,

among other things, delivery of the 19 A320-family aircraft in years 2008 through 2010, and delivery of the ten A330-200 aircraft in years 2008 through 2009.

The Company acquired three new Embraer ERJ-170 aircraft in January 2005 and has firm orders for three additional ERJ-170 aircraft scheduled to be delivered by March 31, 2005. The

Company also acquired three new CRJ-700 aircraft in January 2005.

As a result of regional jet aircraft acquisitions, the Company believes it is probable that it will not take delivery of certain previously ordered narrow-body aircraft and recorded an accrual of

$35 million for related penalties during the three months ended June 30, 2003. In the event that the Company fails to take delivery by March 31, 2005 of the remaining three ERJ-170 aircraft,

damages will accrue on account of the Company’s failure to take delivery of such aircraft from and after April 1, 2005 at the rate of $162,795 per month per aircraft until the later of (i) 30 days after the Company emerges from the current Chapter 11 proceedings and (ii) July 31, 2005, at which time Embraer’s obligation to deliver such aircraft will terminate and its damages with respect to such undelivered aircraft may be as much as $10 million (rather than at the rate of

$162,795 per month), with Embraer having the right to apply any remaining purchase deposits against Embraer’s aggregate damages.

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

The Company has no off-balance sheet arrangements of the types described in the first three categories that it believes may have a material current or future effect on its financial condition,

liquidity or results of operations. Certain guarantees that the Company does not expect to have a material current or future effect on its financial condition, liquidity or results of operations are disclosed in Note 7(e) to the Financial Statements included in Item 8 of this report.

The Company does have obligations arising out of variable interests in unconsolidated entities. In 2003, the Company adopted Financial Accounting Standards Board Interpretation No.

46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the accounting for these variable interests. An entity is subject to FIN 46 and is called a variable interest entity

(VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary,

which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both, as a result of ownership, contractual or other financial interests in the VIE. The adoption of FIN 46 did not materially affect the Company’s financial statements. In reaching this conclusion, the Company identified certain lease arrangements that were within the scope of FIN 46. This included a review of 62 aircraft operating leases for which the Company was the lessee and a pass through trust established specifically to purchase, finance and lease the aircraft to the Company served as lessor. These trusts, which issue certificates (also known as Enhanced Equipment Trust Certificates or EETC), allow the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to the Company. Each of these leases contains a fixed-price purchase option that allows the

Company to purchase the aircraft at predetermined prices on specified dates during the latter part of the lease term. However, the Company does not guarantee the residual value of the aircraft,

and the Company does not believe it is the primary beneficiary under these lease arrangements based upon its cash flow analysis.

The Company also reviewed long-term operating leases at a number of airports, including leases where the Company is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. FIN 46, as revised in December 2003,

provided a scope exception that generally precludes the consolidation of governmental organizations or financing entities established by a governmental organization. The Company believes that its arrangements meet the scope exception.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has identified the following critical accounting policies that impact the preparation of its financial statements. See also Note 2, Summary of Significant Accounting

Policies, for additional discussion of the application of these estimates and other accounting policies.

Impairment of Goodwill

Effective January 1, 2002 the Company adopted the provisions of Statement of Financial

Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142

requires management to make judgments about the fair value of the reporting unit to determine whether goodwill is impaired. The reporting unit is US Airways Group. The Company believes that this accounting estimate is a “critical accounting estimate” because: (1) goodwill is a significant asset and (2) the impact that recognizing an impairment would have on the assets reported on the Balance Sheet, as well as the Statement of Operations, could be material. Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses the fair value of the reporting unit considering both the income approach and market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for

US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future market growth trends, forecasted revenues and expenses, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its estimates on assumptions that it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company concluded that the fair value of the reporting unit was in excess of the carrying value and therefore not impaired during 2004. Cash flow projections for the Company’s

2004 test were prepared on a going-concern basis. Additionally, in the third and fourth quarters of

2004, the carrying value of the Company’s net assets was less than zero. See Note 2(g) to the

Financial Statements for details regarding past goodwill impairment tests.

Impairment of Long-Lived Assets and Intangible Assets

The Company assesses the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant changes in the manner of use of the assets; significant underperformance relative to historical or projected future operating results; or significant negative industry or economic trends. The Company determines that an impairment has occurred when the future undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company’s best estimate based on appraisals, industry trends and reference to market rates and transactions. Changes in industry capacity and demand for air transportation can significantly impact the fair value of aircraft and related assets. The Company recorded an aircraft impairment charge of $392 million in 2002. See “Description of Unusual Items” above for details regarding this impairment charge.

Passenger Revenue Recognition

The Company recognizes passenger transportation revenue and related commission expense when transportation is rendered. Passenger ticket sales collected prior to the transportation taking place are reflected in Traffic balances payable and unused tickets on the Balance Sheet.

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

Frequent Traveler Program

US Airways’ Dividend Miles frequent traveler program awards miles to passengers who fly on US Airways, US Airways Express, Star Alliance carriers and certain other airlines that participate in the program. US Airways also sells mileage credits to participating airline partners and non-airline business partners. The Company has an obligation to provide this future travel and has therefore recognized an expense and recorded a liability for mileage awards to passengers redeeming on US Airways or an airline partner. Outstanding miles may be redeemed for travel on any airline that participates in the program, in which case US Airways pays a designated amount to the transporting carrier.

Members may not reach the threshold necessary for a free ticket and outstanding miles may not be redeemed for free travel. Therefore, the Company estimates how many miles will never be used for an award and excludes those miles from the estimate of the liability. A portion of the mileage credits of Dividend Miles participants who have excessive balances are also excluded from the liability. Estimates are also made for the number of miles that will be used per award and the number of awards that will be redeemed on partner airlines. These estimates are based upon past customer behavior. Estimated future travel awards for travel on US Airways are valued at the estimated average incremental cost of carrying one additional passenger.

Incremental costs include unit costs for passenger food, beverages and supplies, credit card fees,

fuel, communications, insurance and denied boarding compensation. No profit or overhead margin is included in the accrual for incremental costs. For travel awards on partner airlines, the liability is based upon the gross payment to be paid to the other airline for redemption on the other airline. A change to these costs estimates, actual redemption activity or award redemption level could have a significant impact on the liability in the year of change as well as future years.

Incremental changes in the liability resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded as part of the regular review process.

As of December 31, 2004 and 2003, Dividend Miles participants had accumulated mileage credits for approximately 4.0 million and 6.3 million awards, respectively. The reduction in estimated awards from 2003 to 2004 is a result of changes in the program and related assumptions, including the increase in redemptions on partner airlines. Because US Airways expects that some potential awards will never be redeemed, the calculation of the frequent traveler liability is based on approximately 80% of potential awards. The liability for the future travel awards was $73 million and $85 million as of December 31, 2004 and 2003, respectively.

The number of awards redeemed for free travel during the years ending December 31, 2004,

2003 and 2002 was approximately 1.5 million, 1.2 million and 1.3 million, respectively,

representing approximately 8% of US Airways’ RPMs in each of those years. These low percentages as well as the use of certain inventory management techniques minimize the displacement of revenue passengers by passengers traveling on Dividend Miles award tickets. In addition to the awards issued for travel on US Airways, approximately 20% of the total awards redeemed in 2004 were for travel on partner airlines.

US Airways defers a portion of the revenue from the sale of mileage credits to participating airline and non-airline partners. The deferred revenue is recognized over the period in which the credits are expected to be redeemed for travel. A change to either the period over which the credits are used or the estimated fair value of credits sold could have a significant impact on revenue in the year of change as well as future years.

Pensions and Other Postretirement Benefits

The Company accounts for its defined benefit pension plans using Statement of Financial

Accounting Standards No. 87, “Employer’s Accounting for Pensions” (SFAS 87) and its other postretirement benefit plans using Statement of Financial Accounting Standards No. 106,

“Employer’s Accounting for Postretirement Benefits Other than Pensions” (SFAS 106). Under both SFAS 87 and SFAS 106, expense is recognized on an accrual basis over employees’

approximate service periods. Expenses calculated under SFAS 87 and SFAS 106 are generally independent of funding decisions or requirements. Exclusive of fresh-start charges, curtailment and settlement items, the Company recognized defined benefit pension plan expense of $67 million, $51 million, $49 million, and $323 million for the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003 and the year ended December 31, 2002, respectively, and other postretirement benefit expense of $105 million, $96 million, $36 million, and $145 million for the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003 and the year ended December 31, 2002, respectively.

On November 12, 2004, US Airways filed a motion requesting a determination from the

Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” of the three mainline defined benefit plans under section 4041(c)(2)(B)(ii)(IV) of

ERISA, and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating $2.7 billion and $1.7 billion, respectively, as of

September 30, 2004, the most recent valuation date. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of

ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between PBGC and US Airways. The CE Plan was terminated effective January 17,

2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC

was appointed trustee for each of the three plans.

During hearings in late 2004 and January 2005, the Bankruptcy Court approved various settlement agreements between US Airways and its unions, and between the Company and the court-appointed Section 1114 Committee (representing retirees other than those represented by the IAM) to begin the significant curtailments of the Company’s other postretirement benefits.

The Company’s unfunded obligations for these benefits aggregated $1.4 billion as of September

30, 2004, the most recent valuation date.

Fresh-start Reporting

In accordance with SOP 90-7, the Company adopted fresh-start reporting upon emergence from the Prior Bankruptcy. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Balance Sheet. Estimates of fair value represent the

Company’s best estimate based on independent appraisals and valuations and, where the foregoing are not available, industry trends and by reference to market rates and transactions.

US Airways Group’s fresh-start equity value of $438 million at March 31, 2003 was determined with the assistance of financial advisors. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly,

there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. See Note 13 to the Financial Statements for further detail related to the fresh-start fair value adjustments.

Recent Accounting and Reporting Developments

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff

Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs

10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its

Application to Certain Investments,” which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS)

No. 151, “Inventory Costs” (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred beginning January 1, 2006. The Company does not believe the adoption of SFAS 151 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”

(SFAS 153), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for nonmonetary asset exchanges occurring after July 1, 2005. The Company is currently evaluating the impact of SFAS 153 on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS

123(R)), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-

date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principle Board Opinion No. 25. SFAS

123(R) will be effective for the Company’s interim reporting period beginning July 1, 2005. The

Company previously adopted the fair value recognition provisions of SFAS 123, “Accounting for

Stock-Based Compensation,” upon emergence from the Prior Bankruptcy on March 31, 2003.

Accordingly, the Company believes SFAS 123(R) will not have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel), interest rate risk and equity price risk. The potential impact of adverse increases in the aforementioned risks and general strategies employed by the Company to manage such risks are discussed below. The risks identified below are consistent from year to year.

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

Company are dependent upon aviation fuel, increases in aviation fuel costs could materially and adversely affect the Company’s liquidity, results of operations and financial condition.

The Company utilizes financial derivatives, including fixed price swap agreements, collar structures and other similar instruments, to manage some of the risk associated with changes in aviation fuel prices. As of December 31, 2004, the Company had no open fuel hedge positions in place, but will recognize approximately $2 million per month for previously liquidated hedges representing approximately 4% of its 2005 anticipated jet fuel requirements. The Company had

$22 million of unrealized gains related to fuel hedge positions recorded in Accumulated other comprehensive loss, net of income tax effect on its Balance Sheet as of December 31, 2004.

Interest Rate Risk

Exposure to interest rate risk relates primarily to the Company’s cash equivalents and short-

term investments portfolios and debt obligations. As of December 31, 2004 and 2003, the

Company had $1.63 billion and $1.53 billion of variable-rate debt outstanding, respectively.

Assuming a hypothetical 10% increase in average interest rates during 2005 as compared to

2004, interest expense would increase by $8 million. Additional information regarding the

Company’s debt obligations as of December 31, 2004 is as follows (dollars in millions):

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total
Fixed-rate debt	$66	$80	$86	$83	$87	$1,218	$1,620
Weighted avg. interest rate	7.0%	7.2%	7.2%	7.3%	7.3%	7.0%
Variable-rate debt	$797	$79	$59	$60	$60	$572	$1,627
Weighted avg. interest rate	9.8%	5.4%	5.2%	5.2%	5.2%	4.5%

As a result of the Company’s Chapter 11 filing, the fair value of the debt outstanding could not be reasonably determined as of December 31, 2004.

As noted in “Contractual Obligations” above, US Airways Group has future aircraft purchase commitments of $1.93 billion. It expects to lease or mortgage a majority of those commitments.

Changes in interest rates will impact the cost of such financings.

Equity Price Risk

US Airways holds Sabre Holdings Corporation (Sabre) stock options that have a fair value and carrying value of $10 million as of December 31, 2004. Fair value is computed using the

Black-Scholes stock option pricing model. A hypothetical ten percent decrease in the

December 31, 2004 value of the Sabre stock price would decrease the fair value of the stock options by $2 million. See Note 3(b) to the Company’s Notes to the Financial Statements for

information related to the fair value of these options.

Item 8. Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control over Financial Reporting

Management of US Airways, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and

15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in

Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

US Airways, Inc.:

We have audited management’s assessment, included in the accompanying Management’s

Annual Report on Internal Control over Financial Reporting that US Airways, Inc. (the

Company) maintained effective internal control over financial reporting as of December 31,

2004, based on criteria established in Internal Control—Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s

management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting

Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—

Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting

Oversight Board (United States), the balance sheets of US Airways, Inc. as of December 31,

2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2004 and the nine months ended December 31, 2003 for the Successor Company and the three months ended March 31, 2003 and the year ended

December 31, 2002 for the Predecessor Company and our report dated February 25, 2005 expressed an unqualified opinion on those financial statements. Our report included an explanatory paragraph that states that the Company’s significant recurring losses, accumulated deficit and voluntary petition seeking to reorganize under Chapter 11 of the federal bankruptcy laws raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

McLean, Virginia

February 25, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

US Airways, Inc.:

We have audited the accompanying balance sheets of US Airways, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2004 and the nine months ended December 31, 2003 for the

Successor Company and the three months ended March 31, 2003 and the year ended December

31, 2002 for the Predecessor Company. These financial statements are the responsibility of the

Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting

Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects,

the financial position of US Airways, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and the nine months ended December 31, 2003 for the Successor Company and the three months ended March 31,

2003 and the year ended December 31, 2002 for the Predecessor Company, in conformity with

U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring losses from operations, has an accumulated deficit and as discussed in Note 1 to the financial statements,

filed a voluntary petition seeking to reorganize under Chapter 11 of the federal bankruptcy laws which raise substantial doubt about its ability to continue as a going concern. Although the

Company is currently operating as a debtor-in-possession under the jurisdiction of the

Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things: (1) the ability to maintain compliance with all terms of its ATSB Loan; (2) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (3) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (4) the resolution of the uncertainty as to the amount of claims that will be allowed and as to a number of disputed claims which are materially in excess of amounts reflected in the accompanying financial statements; (5) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain the required debt and equity financing to emerge from bankruptcy protection; and (6) the Company’s ability to achieve profitability. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, on March 18, 2003, the Bankruptcy Court confirmed the Company’s Plan of Reorganization (the 2003 Plan) related to its prior Chapter 11 proceeding. The 2003 Plan became effective on March 31, 2003 and the Company emerged from the prior Chapter 11 proceeding. In connection with its emergence from the prior Chapter 11 proceeding, the Company adopted fresh-start reporting pursuant to Statement of Position 90-7,

“Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as of March 31,

2003. As a result, the financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

As discussed in Notes 2(m) and 9 to the financial statements, effective April 1, 2003, the

Company changed its method of accounting for stock-based compensation as described by

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based

Compensation - Transition and Disclosure”.

We also have audited, in accordance with the standards of the Public Company Accounting

Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control-

Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 25, 2005

US Airways, Inc.

(Debtor-in-Possession)

Statements of Operations

(dollars in millions)

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Operating Revenues
Passenger transportation	$6,345	$4,775	$1,358	$6,282
Cargo and freight	132	97	35	141
Other	596	378	119	492

Total Operating Revenues	7,073	5,250	1,512	6,915

Operating Expenses
Personnel costs	2,188	1,848	562	2,989
Aviation fuel	1,012	574	197	723
US Airways Express capacity purchases	1,304	894	251	1,094
Aircraft rent	414	298	101	468
Other rent and landing fees	398	301	99	397
Selling expenses	364	293	83	401
Aircraft maintenance	301	250	70	296
Depreciation and amortization	223	161	66	287
Special items	—	34	—	320
Government compensation	—	(212)	—	3
Other	1,217	851	285	1,258

Total Operating Expenses	7,421	5,292	1,714	8,236

Operating Loss	(348)	(42)	(202)	(1,321)

Other Income (Expense)
Interest income	12	15	2	30
Interest expense, net	(236)	(164)	(73)	(319)
Reorganization items, net	(32)	—	1,888	(294)
Other, net	19	37	(2)	(10)

Other Income (Expense), Net	(237)	(112)	1,815	(593)

Income (Loss) Before Income Taxes	(585)	(154)	1,613	(1,914)
Income Tax Provision (Benefit)	(7)	6	—	(255)

Net Income (Loss)	$(578)	$(160)	$1,613	$(1,659)

See accompanying Notes to the Financial Statements.

US Airways, Inc

(Debtor-in-Possession)

Balance Sheets

(dollars in millions)

	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$734	$923
Short-term investments	—	358
Restricted cash	99	151
Receivables, net	247	240
Materials and supplies, net	147	167
Prepaid expenses and other	136	138

Total Current Assets	1,363	1,977
Property and Equipment
Flight equipment	3,084	2,497
Ground property and equipment	348	349
Less accumulated depreciation and amortization	(283)	(118)

	3,149	2,728
Purchase deposits for flight equipment	138	213

Total Property and Equipment	3,287	2,941
Other Assets
Goodwill	2,490	2,475
Other intangibles, net	494	532
Restricted cash	527	399
Other assets, net	89	25

Total Other Assets	3,600	3,431

Total Assets	$8,250	$8,349

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Current maturities of debt	$721	$360
Accounts payable	338	355
Payables to related parties, net	68	35
Traffic balances payable and unused tickets	820	835
Accrued aircraft rent	51	76
Accrued salaries, wages and vacation	154	190
Other accrued expenses	247	657

Total Current Liabilities	2,399	2,508

Noncurrent Liabilities and Deferred Credits
Long-term debt, net of current maturities	—	2,581
Deferred gains and credits, net	44	434
Postretirement benefits other than pensions	—	1,650
Employee benefit liabilities and other	230	1,087

Total Noncurrent Liabilities and Deferred Credits	274	5,752

Liabilities Subject to Compromise	6,078	—

Commitments and Contingencies

Stockholder’s Equity (Deficit)
Common stock	—	—
Paid-in capital	349	349
Accumulated deficit	(738)	(160)
Deferred compensation	(14)	(45)
Accumulated other comprehensive loss	(98)	(55)

Total Stockholder’s Equity (Deficit)	(501)	89

Total Liabilities and Stockholder’s Equity (Deficit)	$8,250	$8,349

See accompanying Notes to the Financial Statements.

US Airways, Inc.

(Debtor-in-Possession)

Statements of Cash Flows

(in millions)

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Cash flows from operating activities
Net income (loss)	$(578)	$(160)	$1,613	$(1,659)
Adjustments to reconcile net income (loss) to net cash Provided by (used for) operating activities
Gain on debt discharge	—	—	(3,655)	—
Fresh start adjustments	(15)	—	1,106	—
Non-cash impairments and other special items	—	—	555	442
Other reorganization items	32	—	—	—
Depreciation and amortization	223	161	66	287
Gains on dispositions of property	—	—	(4)	(2)
Amortization of deferred gains and credits	(79)	(66)	(10)	(45)
Stock-based compensation	50	124	—	—
Other	3	4	88	170
Changes in certain assets and liabilities
Decrease (increase) in receivables	(5)	40	(10)	66
Decrease (increase) in materials and supplies, prepaid expenses and other assets	(42)	28	(7)	420
Increase (decrease) in traffic balances payable and unused tickets	(15)	(89)	140	(34)
Increase (decrease) in accounts payable and accrued expenses	287	6	(100)	(50)
Increase in postretirement benefits other than pensions, noncurrent	44	60	29	90

Net cash provided by (used for) operating activities before reorganization items	(95)	108	(189)	(315)
Reorganization items, net	(11)	—	(90)	(62)

Net cash provided by (used for) operating activities	(106)	108	(279)	(377)

Cash flows from investing activities
Capital expenditures	(198)	(201)	(7)	(135)
Proceeds from dispositions of property	18	19	2	99
Decrease (increase) in short-term investments	358	(290)	(19)	430
Decrease (increase) in restricted cash and investments	(76)	24	(57)	(370)
Proceeds from repayment of parent company loans	—	—	237	—
Merger of USLM Corporation	—	—	—	54
Other	—	32	(8)	8

Net cash provided by (used for) investing activities	102	(416)	148	86

Cash flows from financing activities
Proceeds from issuance of debt	240	52	1,081	167
Proceeds from issuance of Debtor-in-Possession financings	—	—	131	375
Advance from parent company	—	34	—	—
Principal payments on debt and capital lease obligations	(425)	(50)	(35)	(133)
Principal payments on Debtor-in-Possession financings	—	—	(431)	(75)

Net cash provided by (used for) financing activities	(185)	36	746	334

Net increase (decrease) in Cash and cash equivalents	(189)	(272)	615	43

Cash and Cash equivalents at beginning of period	923	1,195	580	537

Cash and Cash equivalents at end of period	$734	$923	$1,195	$580

Noncash investing and financing activities
Flight equipment acquired through issuance of debt	$345	$30	$—	$77
Supplemental Information
Interest paid during the period	$160	$126	$72	$248
Income taxes refunded (paid) during the period	$12	$(18)	$2	$175

See accompanying Notes to the Financial Statements

US Airways, Inc.

(Debtor-in-Possession)

Statements of Stockholder’s Equity (Deficit)

Three Years Ended December 31, 2004

(in millions)

						Accumulated other comprehensive income (loss), net of income tax effect
	Common Stock	Paid- in capital	Accumulated deficit	Receivable from parent company	Deferred compensation	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Adjustment for minimum pension liability	Total	Comprehensive income (loss)
Predecessor Company:
Balance as of December 31, 2001	$—	$2,611	$(2,826)	$(2,262)	$—	$2	$(17)	$(138)	$(2,630)
Merger of USLM, Inc.	—	47	—	—	—	—	—	—	47
Interest related to $232 million financing to purchase Shuttle, Inc., net of income tax effect	—	3	—	—	—	—	—	—	3
Unrealized loss on available-for-sale securities, net of reclassification adjustment	—	—	—	—	—	(2)	—	—	(2)	$(2)
Unrealized loss on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	27	—	27	27
Minimum pension liability change	—	—	—	—	—	—	—	(742)	(742)	(742)
Net loss	—	—	(1,659)	—	—	—	—	—	(1,659)	(1,659)

Total comprehensive loss										$(2,376)

Balance as of December 31, 2002	—	2,661	(4,485)	(2,262)	—	—	10	(880)	(4,956)
Unrealized loss on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	(11)	—	(11)	$(11)
Termination of pilot pension plan	—	—	—	—	—	—	—	85	85	85
Net income	—	—	1,613	—	—	—	—	—	1,613	1,613
Reorganization adjustments:
Adjustments to Stockholder’s Deficit in connection with reorganization	—	(2,481)	2,872	2,025	—	—	1	795	3,212	796
Repayment of parent company’s loan	—	—	—	237	—	—	—	—	237
Deferred compensation related to labor groups	—	169	—	—	(169)	—	—	—	—	—

Total comprehensive income										$2,483

Successor Company:
Balance as of March 31, 2003	$—	$349	$—	$—	$(169)	$—	$—	$—	$180

(continued on following page)

US Airways, Inc.

(Debtor-in-Possession)

Statements of Stockholder’s Equity (Deficit)

Three Years Ended December 31, 2004

(in millions)

						Accumulated other comprehensive income (loss), net of income tax effect
	Common Stock	Paid-in capital	Accumulated deficit	Receivable from parent company	Deferred compensation	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Adjustment for minimum pension liability	Total	Comprehensive income (loss)
Successor Company:
Balance as of March 31, 2003	$—	$349	$—	$—	$(169)	$—	$—	$—	$180
Amortization of deferred compensation	—	—	—	—	124	—	—	—	124
Unrealized gain on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	31	—	31	$31
Minimum pension liability change	—	—	—	—	—	—	—	(86)	(86)	(86)
Net loss	—	—	(160)	—	—	—	—	—	(160)	(160)

Total comprehensive loss										$(215)

Balance as of December 31, 2003	—	349	(160)	—	(45)	—	31	(86)	89
Amortization of deferred compensation	—	—	—	—	31	—	—	—	31
Unrealized loss on fuel cash flow hedges, net	—	—	—	—	—	—	(9)	—	(9)	$(9)
Minimum pension liability change	—	—	—	—	—	—	—	(34)	(34)	(34)
Net loss	—	—	(578)	—	—	—	—	—	(578)	(578)

Total comprehensive loss										$(621)

Balance as of December 31, 2004	$—	$349	$(738)	$—	$(14)	$—	$22	$(120)	$(501)

See accompanying Notes to the Financial Statements.

US Airways, Inc.

Notes to the Financial Statements

1. Chapter 11 Reorganization

Chapter 11 Proceedings

On September 12, 2004, US Airways, Inc. (US Airways or the Company), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the

United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division

(Bankruptcy Court) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day,

US Airways Group, Inc. (US Airways Group), US Airways’ parent company, and four of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Each of the Debtors in these cases had previously filed a voluntary petition for relief under Chapter 11 on August 11, 2002 (the Prior Bankruptcy). The

Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (the

2003 Plan), which was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and became effective on March 31, 2003.

Before emerging from the Prior Bankruptcy in 2003, the Company examined virtually every phase of its contracts and operations and had significantly reduced costs. The Company reduced its mainline capacity, realigned its network to maximize yield, initiated a business plan to use more regional jets and procured financing for these aircraft, and expanded its alliances with other carriers.

However, after emerging from the Prior Bankruptcy, the Company continued to incur substantial losses from operations. The primary factors contributing to these losses include the reduction in domestic industry unit revenue and significant increases in fuel prices. The downward pressure on domestic industry revenue is a result of the rapid growth of low-fare, low-cost airlines, the increasing transparency of fares through Internet sources and other changes in fare structures that have resulted in substantially lower fares for many business and leisure travelers. The competitive environment continued to intensify throughout 2004, particularly in key markets such as

Philadelphia, Washington, D.C., Boston and New York.

Throughout the spring and summer of 2004, the Company communicated with key stakeholders and the public its plan to transform US Airways into a fully competitive and profitable airline (the

Transformation Plan). A key element of the Transformation Plan is significant reductions in labor costs through changes to the Company’s collective bargaining agreements. The Company aggressively sought the necessary agreements to allow full implementation of the Transformation

Plan without the need for filing new Chapter 11 cases but was unable to do so in a timely manner.

As a result of the recurring losses, declining available cash, and risk of defaults or cross defaults under certain key financing and operating agreements, it was necessary for the Debtors to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on September 12,

2004.

At hearings held on September 13, 2004, the Bankruptcy Court granted the Company’s first day motions for relief designed to stabilize its operations and business relationships with customers,

vendors, employees and others and entered orders granting permission to the Debtors to, among other things: (a) pay employee wages and continue benefits, such as medical and dental insurance;

(b) honor prepetition obligations to customers and continue customer programs, including

US Airways’ Dividend Miles program; (c) pay for fuel under existing supply contracts, and honor existing fuel supply, distribution and storage agreements; (d) assume certain contracts related to interline agreements with other airlines; (e) pay prepetition obligations to certain foreign vendors,

foreign service providers and foreign governments; and (f) continue maintenance of existing bank accounts and existing cash management systems. The Bankruptcy Court also approved the interim agreement reached between the Company, the Air Transportation Stabilization Board (ATSB) and

the lenders under the $1 billion loan, obtained upon emergence from the Prior Bankruptcy and substantially guaranteed by the ATSB, to allow the Company continued use of the cash collateral securing the loan (see Note 4 for further discussion of the ATSB Loan and subsequent amendments).

Since filing for bankruptcy on September 12, 2004, the Company has achieved cost-savings agreements with all of its collective bargaining groups. Through a motion filed under Section

1113(e) of the Bankruptcy Code on September 24, 2004, the Company sought interim relief from their collective bargaining agreements (CBAs) with the Air Line Pilots Association (ALPA),

Association of Flight Attendants-Communications Workers of America (AFA), Transport Workers

Union (TWU), Communications Workers of America (CWA) and International Association of

Machinists and Aerospace Workers (IAM). On October 15, 2004, the Bankruptcy Court approved base rates of pay reductions of 21% through February 15, 2005 or entry of an order approving a new

CBA or granting final relief under Section 1113(c) of the Bankruptcy Code. Reductions to pension contributions and certain work rule changes were also approved. The interim relief order did not apply to ALPA or TWU, whose members reached and ratified CBAs prior to the interim relief going into effect. CBAs with the CWA and AFA were reached in December 2004 and were subsequently ratified. On January 6, 2005, the Bankruptcy Court approved the Company’s request to reject the IAM CBAs and approved the termination of the three mainline defined benefit plans.

The IAM subsequently ratified Company cost-savings proposals on January 21, 2005. As part of these negotiations and subsequent ratifications, all collective bargaining groups had their pension plans reduced or eliminated. See Note 5(a) for further detail on the termination of US Airways’

three defined benefit plans. In addition, the Bankruptcy Court has also approved various settlement agreements between the Company and the court-appointed Section 1114 Committee representing retirees other than those represented by the IAM to begin the significant curtailment of postretirement benefits.

In addition to the cost savings achieved with labor groups, the Company also implemented pay and benefit reductions for its current management and other non-union employees, including reductions to base pay, workforce reductions and modifications to vacation and sick time accruals.

The Company also implemented modifications to its defined contribution pension plans and will implement modifications to retiree benefits in 2005. The pay rate and defined contribution plan reductions went into effect October 11, 2004 and the reductions to retiree medical benefits will become effective March 1, 2005.

The Company has reached agreements with certain of its lessors and lenders restructuring existing aircraft lease and debt financings. On November 19, 2004, the Bankruptcy Court approved the Company’s agreements for the continued use and operation of substantially all of its mainline and Express fleet. As discussed in detail below, the Company reached a comprehensive agreement with GE Capital Aviation Services (GECAS) and GE Engine Service (GEES) on aircraft leasing and financing and engine services, which will provide the Company with short-term liquidity,

reduced debt, lower aircraft ownership costs, enhanced engine maintenance services, and operating leases for new regional jets. The Company also reached agreements with EMBRAER-Empresa

Brasileria de Aeronautica SA (Embraer) and Bombardier, Inc. (Bombardier) providing for continued use and operation of its aircraft, short term liquidity and new financing for regional jets,

which were approved by the Bankruptcy Court in January 2005. These agreements are discussed in more detail in Note 4.

The Company has notified all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the

Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on,

collect or secure a claim arising prior to September 12, 2004. The deadline for filing proofs of claim with the Bankruptcy Court was February 3, 2005, with a limited exception for governmental entities, which have until March 11, 2005.

The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and retain key employees; limiting the Company’s ability to obtain trade credit; limiting the Company’s ability to effectively hedge rising aviation fuel costs; and impairing present and future relationships with vendors and service providers.

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of

Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy

Court of a plan of reorganization. The Company currently has the exclusive right to file a plan of reorganization until March 31, 2005 and solicit acceptance of the plan through June 30, 2005.

Under the terms of the agreement reached with General Electric, the Company has until March 15,

2005 to file a plan of reorganization. These deadlines could potentially be extended. A plan of reorganization would, among other things, resolve all prepetition obligations, set forth a revised capital structure and establish the corporate governance subsequent to exiting from bankruptcy. The

Company is currently working towards emerging from Chapter 11 mid-year 2005, but that timing is dependent upon, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The ultimate recovery to creditors, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to these constituencies or what type or amount of distributions,

if any, they would receive.

On February 18, 2005, the Company announced that it reached agreement with Eastshore

Aviation, LLC, an investment entity owned by Air Wisconsin Airlines Corporation and its shareholders (Air Wisconsin), on a $125 million financing commitment to provide a substantial portion of the equity funding for a plan of reorganization. The $125 million facility will be in the form of a debtor-in-possession term loan, to be drawn in the amount of $75 million, upon approval by Bankruptcy Court, and as early as February 28, 2005, and two subsequent $25 million increments. This loan would be second only to the ATSB Loan with regard to the Company’s assets that are pledged as collateral. Upon emergence from Chapter 11, the $125 million financing package would then convert to equity in the reorganized US Airways Group. As part of this agreement, US Airways and Air Wisconsin will enter into an air services agreement under which

Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement.

Financial Statement Presentation

The accompanying financial statements have been prepared in accordance with AICPA

Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the

Bankruptcy Code” (SOP 90-7), and on a going-concern basis. SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the Statements of Operations. Reorganization items, net as shown on the Statement of Operations related to the current Chapter 11 proceedings as well as the Prior

Bankruptcy consist of the following (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31, 2004	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Discharge of liabilities (a)	$—	$3,655	$—
Restructured aircraft financings (b)	—	946	—
Termination of pension plans (c)	—	386	—
Interest income on accumulated cash	4	2	2
Damage and deficiency claims (d)	(2)	(1,892)	—
Revaluation of assets and liabilities (a)	—	(1,106)	—
Professional fees	(27)	(51)	(61)
Aircraft order cancellation penalties (e)	(7)	—	—
Loss on aircraft abandonment (f)	—	(9)	(68)
Severance including benefits (g)	—	—	(89)
Write-off of ESOP deferred compensation	—	—	(50)
Other	—	(43)	(28)

	$(32)	$1,888	$(294)

(a)	Reflects the discharge or reclassification of liabilities subject to compromise in the Prior Bankruptcy.
Most of these obligations were only entitled to receive such distributions of cash and common stock as provided under the 2003 Plan. A portion of the liabilities subject to compromise in the Prior
Bankruptcy were restructured and continued, as restructured, to be liabilities of the Company.
(b)	As of March 31, 2003, the Company restructured aircraft debt and lease agreements related to 119 aircraft in connection with its Chapter 11 reorganization including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.
(c)	Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The Pension Benefit Guaranty Corporation (PBGC) was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination which is partially offset by the Company’s estimate of the PBGC claim.
(d)	Damage and deficiency claims largely are a result of the Company’s election to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.
(e)	As the result of the Company’s bankruptcy filing in September 2004, the Company failed to meet the conditions precedent for continued financing of regional jets and was not able to take delivery of scheduled aircraft and therefore incurred penalties of $7 million in the fourth quarter of 2004.
(f)	Includes aircraft (seven A319s for 2003 and 34 F-100s, two B757-200s and one B737-400 for 2002)
that were legally abandoned as part of the Prior Bankruptcy. Related aircraft liabilities were adjusted for each aircraft’s expected allowed collateral value.
(g)	As a result of schedule reductions made in connection with Prior Bankruptcy, US Airways terminated or furloughed approximately 6,600 employees across all employee groups. Substantially all affected employees were terminated or furloughed prior to March 31, 2003. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups.
Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit.

SOP 90-7 also requires that prepetition liabilities subject to compromise should be distinguished from both prepetition liabilities that are not subject to compromise and postpetition liabilities.

Liabilities subject to compromise are reported at the amounts expected to be allowed by the

Bankruptcy Court, even if they may be settled for lesser amounts. The following table summarizes the components of Liabilities Subject to Compromise included in the Company’s Balance Sheets as of December 31, 2004 (in millions):

Debt and capital leases	$2,400
Postretirement and other employee related expenses	2,858
Other accrued expenses	565
Accounts payable	162
Aircraft-related accruals and deferrals	93

Total Liabilities Subject to Compromise	$6,078

2. Summary of Significant Accounting Policies

(a) Nature of operations

US Airways, a Delaware corporation, is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned approximately 42 million passengers in 2004 and was the seventh largest U.S. air carrier (as ranked by revenue passenger miles

(RPMs)). As of December 31, 2004, US Airways operated 281 jet aircraft and 22 regional jet aircraft and provided regularly scheduled service at 89 airports in the continental United States, Canada,

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

Personnel costs represent the Company’s largest expense category. As of December 31, 2004, the

Company employed approximately 24,600 active full-time equivalent employees. Approximately 89%

of the Company’s active employees are covered by collective bargaining agreements with various labor unions.

(b) Basis of presentation and use of estimates

The accompanying Financial Statements include the accounts of US Airways and US Airways

Investment Management Company, Inc. (USIM), a wholly owned subsidiary of US Airways through

June 30, 2002. Effective July 1, 2002, USIM and USLM Corporation, a wholly owned subsidiary of US Airways Group, were merged into US Airways. US Airways is a wholly owned subsidiary of

US Airways Group. All significant intercompany accounts and transactions have been eliminated.

However, as discussed further in Note 12, US Airways’ financial results are significantly influenced by related party transactions. Certain prior year amounts have been reclassified to conform with the

2004 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to impairment of goodwill, impairment of long-lived assets and intangible assets,

passenger revenue recognition, frequent traveler program, pensions and other postretirement benefits and fresh-start reporting.

As discussed above, SOP 90-7 requires that the financial statements for periods following the

Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. The Balance Sheet as of

December 31, 2004 also distinguishes prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash used for reorganization items is disclosed separately in the Statements of Cash Flows.

In accordance with SOP 90-7 and in connection with the Prior Bankruptcy, the Company adopted fresh-start reporting on March 31, 2003. References in the Financial Statements and the

Notes to the Financial Statements to “Predecessor Company” refer to the Company prior to March

31, 2003. References to “Successor Company” refer to the Company on and after March 31, 2003,

after giving effect to the application of fresh-start reporting. Fresh-start reporting requires assets and liabilities be adjusted to fair value on the emergence date. The term “cost” as used in the

Successor Company’s Notes to the Financial Statements is after giving effect to such adjustments.

See Note 13 for information related to fresh-start reporting.

The 2003 Plan constituted a separate plan of reorganization for US Airways and each of

US Airways Group’s other domestic subsidiaries (collectively with US Airways, the Filing

Entities). In accordance with the Bankruptcy Code, the 2003 Plan divided claims against, and interests in, each of the Filing Entities into classes according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest.

Among other things, the 2003 Plan generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the ATSB, the

Retirement Systems of Alabama Holdings LLC (RSA), the Company’s management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the PBGC, in satisfaction of their allowed claims. For a complete discussion of the distributions provided for under the 2003 Plan, see the 2003 Plan confirmed by the

Bankruptcy Court on March 18, 2003 and filed with US Airways Group’s Current Report on Form

8-K, dated March 18, 2003 and filed with the SEC on April 2, 2003.

Pursuant to a definitive agreement and in connection with emergence from the Prior Bankruptcy,

RSA invested $240 million in cash in Reorganized US Airways Group (the RSA Investment

Agreement) in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in

Reorganized US Airways Group. As of March 31, 2003, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group’s

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

Depreciation and amortization expense for principal asset classifications is calculated on a straight-

line basis to an estimated residual value. Depreciable lives are 25-30 years for operating flight equipment, 30 years for facilities and 5-10 years for other ground property and equipment. Rotable parts and assemblies are depreciated over the estimated fleet life of the associated aircraft, on a group basis. The cost of property acquired under capital lease and improvements to leased assets are depreciated over the term of the lease on a straight-line basis. When property and equipment is sold,

any gain or loss is recognized in the Other, net category of Other Income (Expense).

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

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS

142) require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and the

Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. The Company tested its goodwill for impairment during the fourth quarter of 2004, the third quarter of 2004 (as a result of its Chapter 11 filing), the fourth quarter of 2003, the third quarter of 2002 (as a result of its prior Chapter 11 filing) and the second quarter of 2002 (in connection with its transition to SFAS 142). The Company concluded in each test that fair value of the reporting unit was in excess of the carrying value. In the third and fourth quarters of 2004, the Company’s cash flows were prepared on a going-concern basis.

Additionally, the carrying value of the Company’s net assets was less than zero. The Company assessed the fair value of the reporting unit considering both the income approach and market approach for 2003. Under the market approach, the fair value of the reporting unit is based on quoted market prices for US Airways Group common stock and the number of shares outstanding of

US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows.

In connection with fresh-start reporting upon emergence from the Prior Bankruptcy, the Company recognized route authorities and trademarks on its Consolidated Balance Sheets. As of December 31,

2004 and 2003, the Company had $32 million and $36 million of route authorities on the Balance

Sheets, respectively. The carrying value of trademarks was $33 million as of December 31, 2004 and

2003. Route authorities and trademarks are classified as indefinite lived assets under SFAS 142.

Indefinite-lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. In the second quarter of

2004, the Company wrote off an indefinite lived foreign slot.

SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS 144. The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2004 and 2003 (in millions):

	December 31, 2004		December 31, 2003
	Cost	A/A	Cost	A/A
Airport take-off and landing slots	$425	$30	$424	$13
Airport gate leasehold rights	32	10	32	4
Capitalized software costs	50	38	50	26

Total	$507	$78	$506	$43

A/A=Accumulated Amortization

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots, over the term of the lease for airport gate leasehold rights and over five years for capitalized software costs on a straight-line basis and are included in Depreciation and amortization on the Statements of Operations. As a result of the depressed revenue environment in the airline industry, during the fourth quarter of 2002, the Company conducted an impairment analysis of its airport take-off and landing slots and airport gate leasehold rights and determined that certain airport gate leasehold rights were impaired. The Company estimated fair market value using third-party appraisals. This culminated in an impairment charge of $21 million reflected in Special items on the Statement of Operations. For the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003, and the year ended

December 31, 2002, the Company recorded amortization expense of $35 million, $43 million, $11 million, and $51 million (exclusive of the impairment charge discussed above), respectively, related to its intangible assets. The Company expects to record annual amortization expense of $26 million in 2005; $24 million in 2006; $22 million in 2007; $21 million in 2008 and $19 million in 2009 related to these intangible assets.

(h) Other assets, net

Other assets, net consist primarily of deposits held by vendors, unamortized debt issuance cost,

and long-term investments.

(i) Frequent traveler program

US Airways accrues the estimated incremental cost of travel awards earned by participants in its

Dividend Miles frequent traveler program when the requisite mileage award levels are achieved.

For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. US Airways also sells mileage credits to certain participating airlines and marketing partners. US Airways defers the portion of revenue attributable to future transportation and recognizes it as passenger transportation revenue when the service is provided. The remaining portion of sales proceeds is recognized immediately as a component of

Other operating revenues.

(j) Derivative financial instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and

Hedging Activities” (SFAS 133) requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings.

The Company’s results of operations can be significantly impacted by changes in the price of aircraft fuel. To manage this risk, the Company periodically enters into fixed price swap agreements,

collar structures and other similar instruments. These agreements substantially fix the Company’s cash flows related to fuel expense. Because jet fuel derivatives are significantly less liquid and relatively more expensive, the Company primarily uses heating oil and crude oil contracts to manage its exposure to the movement of aircraft fuel prices. The changes in the market value of the heating oil and crude oil contracts have a high correlation to changes in aircraft fuel prices. The agreements generally qualify as cash flow hedges under SFAS 133. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company records the fair market value of its fuel hedge contracts on its Balance Sheets. On an ongoing basis, the Company adjusts its balance sheet to reflect the current fair market value of its fuel hedge contracts. The related gains or losses on these contracts are deferred in accumulated other comprehensive income until the hedged fuel is recognized into earnings. However, to the extent that the absolute change in the value of the fuel hedge contract exceeds the absolute change in the value of the aircraft fuel purchase being hedged, the difference is considered “ineffective” and is immediately recognized in earnings as either gain or loss. The amount recognized in earnings may reverse in following periods if the relationship reverses. The fuel hedge contracts’ gains and losses including those classified as “ineffective” are recognized to Aviation fuel on the Company’s Statements of

Operations, except for those related to hedging purchases of aviation fuel under its capacity purchase agreements, which are recorded to US Airways Express capacity purchases.

The Company holds stock options in Sabre Holding Corporation (Sabre) and warrants in a number of e-commerce companies as a result of service agreements with them. On an ongoing basis, the

Company adjusts its balance sheet to reflect changes in the current fair market value of the stock options and warrants to Other, net on its Statements of Operations. See Note 3 for more information on the Company’s derivative financial instruments.

(k) Deferred gains and credits, net

In connection with fresh-start reporting upon emergence from the Prior Bankruptcy, aircraft operating leases were adjusted to fair value. The present value of the difference between the contractual lease rates and the fair market value rates was recorded as a deferred credit in the accompanying Balance Sheet. The deferred credit is decreased on a straight-line basis as a reduction in aircraft rent expense over the applicable lease periods, generally three to 21 years. In periods prior to the adoption of fresh-start reporting, gains on aircraft sale and leaseback transactions were deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense.

The gain related to the exercise of Sabre options is deferred and amortized over the contract period as a reduction to Other operating expenses. See Note 3 for more information concerning the

Sabre options.

(l) Passenger transportation revenues

Revenue is recognized when the transportation service is rendered. Passenger ticket sales are recorded as a liability (Traffic balances payable and unused tickets) and subsequently relieved either through carriage of the passenger, refund to the passenger, expiration of the passenger ticket or billing from another air carrier which provided the service. Due to various factors including refunds, exchanges, unused tickets and transactions involving other carriers, certain amounts are recorded based on estimates. These estimates are based upon historical experience and have been consistently applied to record revenue. The Company routinely performs evaluations of the liability,

which may result in adjustments that are recognized as a component of Passenger transportation revenue. Actual refund, exchange and expiration activity may vary from estimated amounts. Except when noted, such differences have historically not been material. During the fourth quarter of 2003,

a $34 million favorable adjustment was made to Passenger transportation revenue to reflect an increase in expired tickets. This adjustment was attributable to the Company experiencing changes in customer travel patterns resulting from various factors, including new airport security measures,

concerns about further terrorist attacks and an uncertain economy, which resulted in more forfeited tickets and fewer refunds.

US Airways purchases capacity (available seat miles) generated by US Airways Group’s wholly owned regional air carriers and the capacity of Mesa Airlines, Inc. (Mesa), Chautauqua Airlines,

Inc. (Chautauqua) and Trans States Airlines, Inc. (Trans States) in certain markets. US Airways also purchased the capacity of Midway Airlines Corporation (Midway) prior to Midway’s liquidation during the fourth quarter of 2003. Mesa, Chautauqua and Trans States operate regional jet aircraft in these markets as part of US Airways Express. US Airways recognizes revenues related to these arrangements as Passenger transportation revenue when transportation service is rendered by these affiliates or the related tickets otherwise expire. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways’ Traffic balances payable and unused tickets and are subsequently relieved in the same manner as described above.

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”

(SFAS 123) and accounted for this change in accounting principle using the “prospective method” as described by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based

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

	Predecessor Company
	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Net income (loss), as reported	$1,613	$(1,659)
Recorded stock-based compensation expense	—	—
Stock-based compensation expense determined under the fair value based method	(1)	(13)

Net income (loss), pro forma	$1,612	$(1,672)

In order to calculate the pro forma stock-based compensation shown above, US Airways used the

Black-Scholes stock option pricing model with the following weighted-average assumptions for the years ended December 31, 2002: stock volatility of 80.1%; risk-free interest rates of 4.2%; expected stock option lives of four years; and no dividend yield. There were no stock options awarded in the three months ended March 31, 2003. See Note 9 for more information on stock-based compensation.

(n) Maintenance and repair costs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

(o) Selling expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the year ended December 31, 2004, the nine months ended December 31, 2003, three months ended March 31, 2003, and the year ended

December 31, 2002 were $27 million, $15 million, $5 million and $30 million, respectively.

(p) Recent Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff

Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–

20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its

Application to Certain Investments,” which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.

151, “Inventory Costs” (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred beginning January 1, 2006. The Company does not believe the adoption of

SFAS 151 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”

(SFAS 153), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for nonmonetary asset exchanges occurring after

July 1, 2005. The Company is currently evaluating the impact of SFAS 153 on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)),

which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principle Board Opinion No. 25. SFAS 123(R) will be effective for the Company’s interim reporting period beginning July 1, 2005. The Company previously adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based

Compensation,” upon emergence from the Prior Bankruptcy on March 31, 2003. Accordingly, the

Company believes SFAS 123(R) will not have a material impact on its financial statements.

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

2, 2003.

The Company utilizes fixed price swap agreements and other similar instruments to manage its exposure related to jet fuel price changes. For the year ended December 31, 2004, the nine months ended 2003, and the three months ended March 31, 2003, the Company recognized gains of approximately $130 million, $14 million, and $27 million, respectively, related to its fuel hedging activities. During the three months ended March 31, 2003, the gain included $4 million related to hedge ineffectiveness. During 2002, the Company recognized gains of approximately $18 million including a gain of $1 million related to hedge ineffectiveness. These recognized gains were primarily included in Aviation fuel on the Company’s Statements of Operations. As of December 31, 2004, the

Company had no open fuel hedge positions in place, but will recognize approximately $2 million per month for previously liquidated hedges representing approximately 4% of its 2005 anticipated jet fuel requirements. The Company had $22 million of unrealized gains related to fuel hedge positions recorded in Accumulated other comprehensive loss, net of income tax effect on its Balance Sheet as of

December 31, 2004. These gains will be realized in the 2005 results.

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

US Airways for notes receivable and debt with similar maturities. The estimated fair value of the remaining SHC Stock Options (including the clawback provision) was calculated using the Black-

Scholes stock option pricing model. The fair values of the fuel contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

US Airways holds warrants in a number of e-commerce companies as a result of entering into service agreements with them. The carrying amount of the warrants is equal to the estimated fair value, which is calculated using the Black-Scholes stock option pricing model. The carrying amount of these warrants was not material as of December 31, 2004 and 2003.

The estimated fair values of US Airways’ financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):

	December 31, 2004			December 31, 2003
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Cash equivalents	$700	$700		$893	$893
Short-term investments (a)	—	—		358	358
Restricted cash	626	626		553	553
Notes receivable (b)	3	3		7	7
SHC Stock Options (c)	10	10		7	7
Long-term debt (excludes capital lease obligations) (d)	(3,198)	(f	)	(3,029)	(2,793)
Fuel contracts (e)	—	—		38	38

(a)	Classified as ‘available for sale’ in accordance with SFAS 115. See also Note 2(c).
(b)	Carrying amount included in Receivables, net on the Company’s Balance Sheets, except for the noncurrent portion

($3 million at December 31, 2003) which is included in Other assets, net.

(c)	Carrying amount included in Other assets, net on the Company’s Balance Sheets.
(d)	Includes Long-term debt classified as subject to compromise as of December 31, 2004. See also Notes 1 and 4.
(e)	Carrying amount included in Prepaid expenses and other on the Company’s Balance Sheets.
(f)	As a result of the Company’s Chapter 11 filing, the fair value of the debt outstanding could not be reasonably determined as of December 31, 2004.

4. Debt, Including Capital Lease Obligations

Details of the Company’s debt are as follows (in millions):

	December 31, 2004	December 31, 2003
Senior Debt:
Equipment financing agreements, installments due 2005 to 2022 (1)	$1,948	$1,546
ATSB Loan	718	976
GE Credit Facility, installments due 2005 to 2012 (1)	354	389
GE Liquidity Facility, installments due 2010 to 2012 (1)	158	118
GE Bridge Facility due 2005	20	—

	3,198	3,029
Capital lease obligations (1)	49	50

Total	3,247	3,079
Less: Unamortized discount (2)	(126)	(138)
Obligations classified as subject to compromise	(2,400)	—
Current maturities of debt and capital lease obligations	(721)	(360)

Long-term debt and capital lease obligations, net of current maturities	$—	$2,581

(1)	December 31, 2004 obligations were classified as subject to compromise. See Note 1 for further discussion.
(2)	For the year ended December 31, 2004 and the nine months ended December 31, 2003, $12 million and $9 million of debt discount was amortized and included in interest expense on the Statement of Operations.

Maturities of debt and debt under capital leases for the next five years, including the classification of the ATSB Loan as current and without regard to liabilities subject to compromise, are as follows (in millions):

2005	$863
2006	159
2007	145
2008	143
2009	147
Thereafter	1,790

$3,247

ATSB Loan

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

Debtors not otherwise encumbered (including certain cash and investment accounts, previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets,

including assets which are subject to other financing agreements. As of December 31, 2004, $718 million was outstanding under the ATSB Loan. The ATSB Loan is reflected as a current liability on the accompanying balance sheet at a book value of $701 million, which is net of $17 million of unamortized discount, and is not subject to compromise.

The maturity date of the ATSB Loan is October 1, 2009. The ATSB Loan is subject to acceleration upon the occurrence of an event of default, after expiration of applicable notice and/or cure periods. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the value of the collateral pledged in respect of the ATSB Loan decreasing below specified coverage levels.

The Company’s Chapter 11 filing in September 2004, was an event of default under the terms of the ATSB Loan. The Company has entered into an agreement, which has been subsequently extended, with the approval of the Bankruptcy Court, for the continued use of the cash securing the

ATSB Loan (Cash Collateral Agreement). The initial agreement was extended until January 15,

2005 and the current agreement, subject to certain conditions and limitations, will expire on June

30, 2005. Under the Cash Collateral Agreement, the Company is required to maintain a certain amount of unrestricted cash each week. The amount declines from approximately $500 million at the end of January to $341 million on June 30, 2005, with weekly cash levels permitted as low as

$325 million in March 2005. The Company must also maintain and achieve certain cumulative earnings levels during the period, as defined in the agreement. Further, the Company must comply with restrictions on its ability to make capital expenditures. As of December 31, 2004, the Company was in compliance with the Cash Collateral Agreement; therefore, the Company’s $734 million in unrestricted cash and short-term investments was available to support daily operations, subject to certain conditions and limitations, under the Cash Collateral Agreement. In light of rising fuel prices and continued downward pressure on fares across the industry, there can be no assurance that the

Company will be able to comply with the Cash Collateral Agreement. If the Company is unable to meet the aforementioned financial covenants, as amended, it would be in default under the ATSB

Loan and the ATSB would have the right to accelerate the ATSB Loan and exercise other remedies against US Airways. Such acceleration would have a material adverse effect on the Company’s future liquidity, results of operation and financial condition.

The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan (Tranche A) was funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30%, and (ii) 10% of the ATSB Loan (Tranche B)

bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee currently equal to 4.1% of the ATSB’s guaranteed amount (initially

$900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. Due to the Company’s September 2004 bankruptcy filing and subsequent loss of certain regional jet financing, the guarantee fee increased by 2% per annum and the interest rate on Tranche

A and Tranche B each increased by an additional 2% and 4% per annum, respectively, for an effective increase in the interest rate on the loan balance of 4 percentage points. The effective interest rate of the ATSB Loan was 10.91% for the year ended December 31, 2004 and 6.0% for the nine months ended December 31, 2003.

Prior Amendments to the ATSB Loan during 2004

In March 2004, US Airways and the ATSB amended the financial covenants of the ATSB Loan to provide covenant relief for the measurement periods beginning June 30, 2004 through December

31, 2005. The ratios used in the financial covenants were adjusted and reset to align with the

Company’s forecast for 2004 and 2005 as of the date of the amendment, which assumed a return to profitability by 2005. In exchange for this covenant relief and other changes described below,

US Airways made a voluntary prepayment of $250 million on March 12, 2004, which reduced, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan).

The March 2004 amendment permitted US Airways to retain, at its election, up to 25% of the net cash proceeds from any asset sale for which definitive documentation would be completed by

February 28, 2005, up to a total of $125 million for all asset sales. In addition, the amendment permitted US Airways to accept a third-party secured note as consideration for certain asset sales

(including the US Airways Shuttle and wholly owned regional airline assets) as long as specified conditions are met. These conditions include: the note’s amortization schedule will be no more favorable than the ATSB Loan; proceeds from the note will be used to prepay the ATSB Loan; the credit strength of the ATSB Loan will not be adversely affected as measured by specified ratings tests; and the note will be pledged as collateral for the ATSB Loan. Finally, in consideration for the lenders agreeing to amend the provision related to the going concern paragraph in the independent auditor’s report for the Company’s audited financial statements for the year ended December 31,

2003, US Airways agreed to revised covenants relating to minimum required unrestricted cash balances.

Effective May 21, 2004, US Airways again amended the ATSB Loan to permit use of its regional jets financed by General Electric (GE) as cross collateral for other obligations of

US Airways to GE. In consideration for this amendment, US Airways agreed to revised covenants relating to minimum required unrestricted cash balances. In addition, US Airways agreed to give up the right to retain up to 25% of the net cash proceeds from any asset sale, as had been permitted by the March 2004 amendment. US Airways made a prepayment of $5 million in connection with this amendment.

The ATSB Loan contains financial covenants that must be satisfied by US Airways at the end of each fiscal quarter. US Airways was uncertain as to its ability to satisfy these covenants as of June

30, 2004. Effective June 30, 2004, US Airways and the ATSB amended the ATSB Loan to remove the uncertainty relating to the Company’s ability to satisfy its financial covenant tests for the second quarter of 2004. In consideration for this amendment, the Company agreed to change the loan amortization schedule, by increasing each of the first six principal repayment installments commencing on October 1, 2006 by approximately $16 million, and reducing the last principal repayment installment on October 1, 2009 by $94 million.

In connection with the ATSB Guarantee, the ATSB received 7,635,000 warrants that enable it to purchase shares of Reorganized US Airways Group’s Class A Common Stock at $7.42 per share.

The value attributed to the warrants at issuance is being amortized over the term of the warrants.

General Electric

GE is the Company’s largest creditor. Together with GEES and other affiliates, GE directly financed or leased a substantial portion of the Company’s aircraft prior to the current Chapter 11 filing. In November 2001, US Airways obtained a $404 million credit facility from GE (2001 GE

Credit Facility). The 2001 GE Credit Facility is secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, borrowings under the 2001 GE Credit Facility bear interest rates of LIBOR plus 3.5% and the term of the facility is 2012.

In addition to the 2001 GE Credit Facility, GE has provided financing or guarantees on 145 of the Company’s current operating aircraft. It also maintains the engines on the Company’s B737-

family aircraft, A320-family aircraft, B767 aircraft, EMB-170 aircraft and CRJ200 aircraft. In connection with its Prior Bankruptcy, the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues and the Company obtained additional financing from GE in the form of a liquidity facility of up to $360 million (2003 GE

Liquidity Facility). Borrowings under the liquidity facility bear interest of LIBOR plus 4.25%.

Every obligation of the Company to GE is generally cross-defaulted to the 2001 GE Credit Facility,

the 2003 GE Liquidity Facility, the GE regional jet leases and the GE regional jet mortgage financings. All of the Company’s obligations to GE are generally cross-collateralized and cross-

defaulted with all other obligations owned by any Debtor to General Electric Credit Corporation

(GECC) or any of its affiliates (collectively, the GE Obligations).

In November 2004, the Company reached a comprehensive agreement with GE and its affiliates as described in the Master Memorandum of Understanding (Master MOU) that was approved by the

Bankruptcy Court on December 16, 2004. The Master MOU and the transactions contemplated by the term sheets will provide the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services and operating leases for new regional jets,

while preserving the vast majority of US Airways’ mainline fleet owned by GECAS. The key aspects of the Master MOU are as follows: (i) agreements providing for continued use by the

Company of certain Airbus, Boeing and regional jet aircraft, and the return to GECC of certain other leased Airbus and Boeing aircraft (the Aircraft Lease Term Sheet); (ii) GECC will provide a bridge facility of up to approximately $56 million for use by the Debtors during the pendency of the

Chapter 11 proceedings (the Bridge Facility Term Sheet); (iii) GECC will purchase and immediately leaseback to US Airways (a) the assets securing the 2001 GE Credit Facility and the

2003 GE Liquidity Facility (collectively, the 2001 Credit Facility Assets), and other GE obligations,

consisting of 11 Airbus aircraft and 28 spare engines and engine stands, and (b) ten regional jet aircraft currently debt financed by GECC; (iv) the balance of the 2001 GE Credit Facility will be restructured to provide additional liquidity of approximately $10 million, subject to the pledge of certain collateral to secure the 2001 GE Credit Facility; (v) subject to the Company’s satisfaction of certain financial tests and other conditions, GECC will provide lease financing for up to 31 additional regional jet aircraft (the Regional Jet Leasing Term Sheet); (vi) certain of US Airways’

engine maintenance agreements with GEES will be modified and assumed; and (viii) upon emergence from bankruptcy, convertible notes of the reorganized US Airways will be issued to

GECC in the aggregate principal amount of $125 million (the Convertible Note Term Sheet).

The Bridge Facility Term Sheet provides for a loan facility of up to $56 million made available by GECC to the Debtors in a series of drawdowns commencing on December 20, 2004, and ending on or before June 30, 2005 (the Bridge Facility). The Company and GECC entered into the Bridge

Facility on December 20, 2004, at which time $20 million was drawn down under the facility.

Interest on the Bridge Facility accrues at the rate of LIBOR plus 4.25% and will be payable in cash or in kind at the option of the Debtors. The Bridge Facility matures on the date the Company emerges from Chapter 11 and will be satisfied by the issuance of Convertible Notes described below. The Bridge Facility is cross-collateralized and cross-defaulted with all other GE obligations owed by any Debtor to GECC or any of its affiliates and will be granted status as an administrative expense claim with priority over all other administrative claims other than for aircraft financing deferrals, which are pari passu, and subordinate only to (i) the super-priority administrative expense claim of the ATSB and the ATSB Lenders as defined and provided for in the Cash Collateral

Agreement (ii) postpetition wages and benefits, and (iii) any other new money debtor-in-possession financing.

The 2001 GE Credit Facility will be amended to, among other things: (i) provide the Debtors with an additional $10 million of liquidity upon consummation of the sale-leaseback of the 2001

GE Credit Facility Assets and CRJ Mortgaged Assets (defined below), (ii) after the prepayment of the loan balance outstanding under the 2001 GE Credit Facility made in connection with the sale-

leaseback of the 2001 GE Credit Facility Assets and CRJ Mortgaged Assets, as described below,

revise the amortization schedule so that the remaining principal of the loan begins amortizing over a period of eight quarters following the Debtors’ emergence from bankruptcy (the Remaining Term),

(iii) provide that the interest rate will be LIBOR plus 4.25% for the Remaining Term, and (iv)

provide that the loan will be secured with a third lien position on three CRJ-700 aircraft (subject to first and second lien positions and conditioned upon consent of such senior lien holders pursuant to an inter-creditor agreement reasonably acceptable to GECC), a second lien position on one CRJ-700 aircraft (subject to first lien position and conditioned upon consent of such senior lien holders pursuant to an inter-creditor agreement reasonably acceptable to GECC) and a first lien position on one CF34 spare engine owned by US Airways, with the aggregate of any senior liens on such collateral not to exceed $62 million. The amendments to the 2001 GE Credit Facility do not constitute an assumption thereof, but it is anticipated that in connection with a plan of reorganization, the 2001 GE Credit Facility, as amended, will be reinstated.

The Aircraft Lease Term Sheet sets forth a comprehensive agreement regarding the treatment of

GECC-owned and mortgaged aircraft pursuant to Section 1110 of the Bankruptcy Code. The

Debtors and GECC have agreed to subject certain of such aircraft to consensual Section 1110(a)

agreements providing for continued use of such aircraft so long as the Company complies with the terms of such agreements. In certain cases, the Debtors and GECC have agreed to amend prepetition agreements. Except as set forth in the Master MOU or the Term Sheets attached to the

Master MOU, the Section 1110(a) agreements and any related amendments will not constitute an assumption of any related underlying agreements, and no such agreement will constitute a postpetition contract for purposes of, among other things, Sections 365, 503 and 507 of the

Bankruptcy Code, but will be subject to the Debtors’ obligations under Section 1110 of the

Bankruptcy Code. After emergence from bankruptcy, US Airways will have an option to restructure the monthly rental obligations of certain additional B737-400 leases following the issuance of the Convertible Notes described below, for cash or additional convertible notes of equal market value.

Subject to the swap of three aircraft contemplated by the Aircraft Lease Term Sheet, GECC will purchase the two A319 aircraft, the four A320 aircraft, the five A321 aircraft, the 14 CFM56-5B spare engines, the 14 CFM56-3B spare engines, and certain engine stands that currently secure the

2001 GE Credit Facility and the 2003 GE Liquidity Facility, together with the nine CRJ-200s and one CRJ-700 aircraft currently mortgage-debt financed by GECC (collectively, the CRJ Mortgaged

Assets) for a total purchase price of approximately $640 million, subject to adjustment, at which time the 2001 Credit Facility Assets and the CRJ Mortgaged Assets will be leased back to

US Airways under operating leases having an initial lease term expiring on the earlier of the

Debtors’ emergence from Chapter 11 or June 30, 2005. The sale proceeds will be applied to repay

(in order) the 2003 GE Liquidity Facility in full, the GECC mortgage-debt financed CRJ aircraft in full, and a portion of the 2001 GE Credit Facility, leaving a balance thereon of approximately $15 million, subject to adjustment, before the $10 million additional drawdown on the 2001 GE Credit

Facility contemplated above. The operating leases may be extended upon the Debtors’ emergence from bankruptcy, will be cross-defaulted with all other GE Obligations (other than certain excepted obligations), and will be subject to return conditions to be agreed upon by the parties.

The Debtors and the GE entities have reached an agreement with respect to five engine repair and maintenance agreements, and certain other matters. This agreement includes, among other things, the agreement of US Airways to assume three of such agreements of GEES and certain of its affiliates to: (i) forgive and release US Airways from certain prepetition obligations, (ii) defer certain payment obligations arising under such agreements, (iii) extend one maintenance agreement,

(iv) continue certain existing deferrals, and (v) determine the treatment of certain removal charges.

Pursuant to the Convertible Note Term Sheet, the Debtors have agreed that upon emergence from Chapter 11, as partial consideration for entering into the Master MOU, an affiliate of GECC will receive convertible notes of the reorganized US Airways in the aggregate principal amount of

$125 million (Convertible Notes). The Convertible Notes will be convertible at any time, at the holders’ election, into shares of common stock of the reorganized Company (New Common Stock)

at a conversion price equal to the product of (x) 140%-150% (at US Airways’ option) and (y) the average closing price of the New Common Stock for the sixty consecutive trading days following

US Airways’ emergence from bankruptcy and the listing of the New Common Stock on the

NASDAQ Stock Market or a national stock exchange. The Convertible Notes will bear interest at a rate to be determined no later than thirty days prior to the Debtors’ scheduled date of emergence from bankruptcy and interest will be payable semi-annually, in arrears, and will mature in 2020.

US Airways will be permitted to redeem some or all of the Convertible Notes at any time on or after the fifth anniversary of the issuance of such notes, at a redemption price payable in cash or, subject to certain conditions, New Common Stock. Holders of the Convertible Notes may require

US Airways to repurchase all or a portion of their Convertible Notes on the fifth and tenth anniversary of the issuance of such notes at 100% of the principal amount of the Convertible Notes,

plus accrued and unpaid interest to the date of repurchase, payable, at US Airways election, in cash or New Common Stock. The Convertible Notes will be senior unsecured obligations and will rank equally in right of payment with all existing and future unsecured senior obligations of the reorganized US Airways. The Convertible Notes will be guaranteed by the parent holding company of the reorganized US Airways.

Interest rates on $1.63 billion and $1.53 billion principal amount of long-term debt as of

December 31, 2004 and 2003, respectively, are subject to adjustment to reflect changes in floating interest rates. As of December 31, 2004, the weighted average effective interest rate was 7.9% for the Equipment financing agreements.

5. Employee Pension and Benefit Plans

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

On November 12, 2004, US Airways filed a motion requesting a determination from the

Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination”

of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (AFA Plan), the

Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International

Association of Machinists and Aerospace Workers (IAM Plan), and the Retirement Plan for Certain

Employees of US Airways, Inc. (CE Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee

Retirement Income Security Act of 1974, as amended (ERISA), and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating

$2.7 billion and $1.7 billion, respectively, as of September 30, 2004, the most recent valuation date.

On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between the Pension Benefit Guaranty

Corporation (PBGC) and US Airways. The CE Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was

appointed trustee for each of the three plans.

During hearings in late 2004 and January 2005, the Bankruptcy Court approved various settlement agreements between US Airways and its unions, and between US Airways and the court-

appointed Section 1114 Committee (representing retirees not represented by the unions) to begin the significant curtailments of postretirement benefits.

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

Medicare Prescription Drug Act in the quarter ended June 30, 2004, as permitted by FASB Staff

Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare

Prescription Drug, Improvement and Modernization Act of 2003.”

The recognition of this subsidy resulted in a reduction in expense of $20 million for the year ended December 31, 2004 and a $198 million actuarial gain that will be amortized over the remaining period to expected retirement. Significant assumptions included in the re-measurement of the accumulated postretirement benefit obligation are a 6.25% discount rate and a reduction in retiree participation in the Company-sponsored plan as certain defined drug benefit caps make the plan more costly to retirees than Medicare.

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of the measurement date of September 30, 2004 and 2003, in addition to the amounts recognized in US Airways’ Balance Sheets as of December 31, 2004, December 31,

2003 and March 31, 2003 (in millions):

	Defined Benefit Pension Plans (1)			Other Postretirement Benefits
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003
Fair value of plan assets at the beginning of the period	$1,634	$1,540	$2,815	$—	$—	$—
Actual return on plan assets	175	152	77	—	—	—
Employer contributions	29	—	6	51	27	21
Plan participants’ contributions	—	—	—	16	7	3
Gross benefits paid	(124)	(58)	(135)	(67)	(34)	(24)
Settlement	—	—	(1,223)	—	—	—

Fair value of plan assets at the end of the period	1,714	1,634	1,540	—	—	—

Benefit obligation at the beginning of the period	2,550	2,335	5,244	1,651	1,643	1,690
Service cost	40	27	27	39	30	11
Interest cost	156	113	89	88	76	29
Plan participants’ contributions	—	—	—	16	7	3
Plan amendments	—	—	—	—	(93)	(166)
Actuarial (gain) loss	78	133	380	(360)	22	100
Curtailment/settlement (2)	—	—	(3,270)	—	—	—
Gross benefits paid	(124)	(58)	(135)	(67)	(34)	(24)

Benefit obligation at the end of the period	2,700	2,550	2,335	1,367	1,651	1,643

Funded status of the plan	(986)	(916)	(795)	(1,367)	(1,651)	(1,643)
Unrecognized actuarial (gain) / loss	105	71	—	(329)	23	—
Unrecognized prior service cost (benefit)	—	—	—	(71)	(84)	—
Contributions for October to December	1	—	—	15	13	—

Net liability recognized	$(880)	$(845)	$(795)	$(1,752)	$(1,699)	$(1,643)

Components of the amounts recognized in US Airways’ Balance Sheets (in millions):

	Defined Benefit Pension Plans (1)			Other Postretirement Benefits
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2003	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
Accrued benefit cost	$(880)	$(845)	$(795)	$(1,752)	$(1,699)	$(1,643)
Adjustment for minimum pension liability	(120)	(86)	—	—	—	—
Accumulated other comprehensive loss	120	86	—	—	—	—

Net amount recognized	$(880)	$(845)	$(795)	$(1,752)	$(1,699)	$(1,643)

(1)	For plans with accumulated benefit obligations in excess of plan assets, the aggregate projected benefit obligations,

accumulated benefit obligations and plan assets were $2.70 billion, $2.68 billion and $1.72 billion, respectively, as of September 30, 2004 and $2.55 billion, $2.53 billion and $1.63 billion, respectively, as of September 30, 2003.

(2)	In 2003, US Airways recognized curtailments and settlements related to the termination of certain defined benefit pension plans. These curtailments and settlements were recognized in accordance with Statement of

Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined

Benefit Pension Plans and for Termination Benefits.”

The accumulated benefit obligation for defined benefit pension plans was $2.68 billion and $2.53 billion as of September 30, 2004 and 2003.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003
Discount rate	6.00%	6.00%	6.50%	6.00%	6.00%	6.50%
Rate of compensation increase	3.73%	3.73%	3.73%	—	—	—

US Airways discounted both its future pension obligations and its other postretirement benefit obligations using a rate of 6.00% at September 30, 2004 and 2003. The assumed discount rate is based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency.

The assumed health care cost trend rates are 9% in 2005 and 2006, decreasing to 5% in 2010,

and thereafter. This compares to a health care cost trend rate of 9% in 2004 decreasing to 5% in

2009 and thereafter. The assumed health care cost trend rates have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on Other Postretirement Benefits as of September 30, 2004

(in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs	$25	$(19)
Effect on postretirement benefit obligation	$223	$(176)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003
Discount rate	6.00%	6.50%	6.75%	6.19%	6.50%	6.75%
Expected return on plan assets	8.00%	8.00%	8.75%	—	—	—
Rate of compensation increase	3.73%	3.73%	5.41%	—	—	—

Components of the net and total periodic cost for Pension Benefits (in millions):

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Year Ended Dec. 31, 2002
Service cost	$40	$27	$27	$191
Interest cost	156	113	89	417
Expected return on plan assets	(129)	(89)	(69)	(330)
Amortization of:
Transition asset	—	—	—	(4)
Prior service cost	—	—	1	10
Actuarial loss	—	—	1	39

Net periodic cost	67	51	49	323
Fresh start charge	—	—	1,004	—
Curtailment/settlement	—	—	(1,391)	42

Total periodic cost	$67	$51	$(338)	$365

Components of the net and total periodic cost for Other Postretirement Benefits (in millions):

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Year Ended Dec. 31, 2002
Service cost	$39	$30	$11	$47
Interest cost	88	76	29	110
Amortization of:
Prior service cost	(13)	(10)	(10)	(12)
Actuarial (gain)/loss	(9)	—	6	—

Net periodic cost	105	96	36	145
Fresh start charge	—	—	118	—
Curtailment	—	—	—	(120)

Total periodic cost	$105	$96	$154	$25

The change in the additional minimum pension liability included in Other comprehensive income (loss) was $(34) million, $(86) million, and $880 million for the year ended December 31,

2004, nine months ended December 31, 2003, and the three months ended March 31, 2003,

respectively. See Note 8 for a reconciliation of the components of Other comprehensive income.

Because US Airways does not expect to make further contributions to the three mainline defined benefit pension plans, future contributions to the remaining plans are expected to be immaterial.

US Airways expects to contribute $63 million to its other postretirement plans in 2005. Prior to the termination of the US Airways defined benefit plans in January 2005, the following benefits, which reflect expected future service, as appropriate, were expected to be paid from the plans (in millions):

	Defined Benefit Pension Plans	Other Postretirement Benefits before Medicare Subsidy	Medicare Subsidy
2005	$124	$63	$—
2006	125	66	4
2007	126	71	5
2008	129	75	6
2009	133	74	7
2010 to 2014	771	420	43

US Airways assumed that its pension plans’ assets would generate a long-term rate of return of

7.33% at September 30, 2004. This rate is equivalent to the assumed rate of 8.00% used at

September 30, 2003. The expected long-term rate of return assumption is developed by evaluating input from the plan’s investment consultants, including their review of asset class return expectations and long-term inflation assumptions.

The weighted average asset allocations at September 30, 2004 and 2003, by asset category are as follows:

	2004	2003
Equity securities	49%	47%
Debt securities	42	46
Real estate	8	4
Other	1	3

Total	100%	100%

US Airways targeted asset allocation is approximately 46% equity securities, 45% debt securities, and 9% real estate. US Airways believes that its long-term asset allocation on average will approximate the targeted allocation. US Airways regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

(b) Defined contribution pension plans

US Airways sponsors several defined contribution pension plans for certain employees.

US Airways makes cash contributions to certain plans based on the employee’s age, compensation and elected contributions. US Airways also participates in a multi-employer plan for certain employees.

Cash contributions are a function of hours worked times a negotiated contribution rate. Prior to the reductions implemented in connection with its restructured labor agreements and non-union wage and benefits reductions in late 2004, the Company’s contributions ranged up to 12% of the employee’s compensation. Expenses related to these plans, excluding expenses related to the US Airways

Employee Stock Ownership Plan (ESOP) and the US Airways pilot defined contribution plans (see below), were approximately $ 49 million, $38 million, $12 million, and $64 million for the year ended

December 31, 2004, the nine months ended December 31, 2003, three months ended March 31, 2003 and the year ended December 31, 2002, respectively. See Note 5(d) for information related to

US Airways’ ESOP.

In connection with its previous reorganization under Chapter 11 of the Bankruptcy Code,

US Airways terminated the Retirement Income Plan for Pilots of US Airways, Inc. and the related nonqualified pilot plan effective March 31, 2003. US Airways implemented a qualified and nonqualified defined contribution plan for pilots effective April 1, 2003. The defined contribution amount was individually determined based on a target normal retirement date balance of approximately $1 million for a career US Airways pilot. The target balance included the estimated value of other retirement benefits including, but not limited to, the estimated benefit pilots are expected to receive from the PBGC, the trustee for the terminated pilot defined benefit plan. Effective

October 15, 2004, each pilot’s contribution rate became the lessor of the original rate or 10% of eligible compensation. Expenses for this plan were $134 million for each of the year ended December

31, 2004 and the nine months ended December 31, 2003.

(c) Postemployment benefits

US Airways provides certain postemployment benefits to its employees. Such benefits include disability-related and workers’ compensation benefits for certain employees. US Airways accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

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

US Airways made a yearly contribution to the Trust sufficient to cover the Trust’s debt service requirement. The contributions were made in amounts equal to the periodic loan payments as they came due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the three months ended March 31, 2003 or the year ended December 31, 2002, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan was 30 years. As the loan was repaid over time, the trustee systematically released shares of the common stock from the suspense account and allocated them to participating employees. Each participant’s allocation was based on the participant’s compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares were released from the suspense account and allocated to participant accounts. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $9 million in each of 2003 and 2002. The interest portion of these contributions was $7 million in each of 2003 and 2002. US Airways recognized compensation expense related to the ESOP of $4 million in 2002 based on shares allocated to employees (the “shares allocated” method). In June 2002, US Airways Group engaged

Aon Fiduciary Counselors (Aon) as an independent fiduciary of the ESOP, with the authority to make all decisions related to sale of the stock held in the ESOP. In September 2002, Aon sold all shares that were allocated to participant accounts. All unallocated shares in the ESOP were cancelled in accordance with the Company’s 2003 Plan. As a result, the Company recognized a charge of $50 million in 2002 representing the remaining unamortized deferred compensation to

Reorganization items, net on the Company’s Statement of Operations. Effective March 31, 2003,

the ESOP was terminated as provided in the 2003 Plan. The note payable to US Airways was cancelled under the provisions of the 2003 Plan. Participant accounts were distributed by

December 31, 2003.

(e) Profit sharing plans

Under the Defined Contribution Retirement Program, US Airways makes additional contributions to participant accounts for certain employees when US Airways Group achieves certain prescribed pre-tax margin levels. US Airways did not make any profit sharing contributions relating to 2004, 2003 or 2002.

6. Income Taxes

US Airways accounts for income taxes according to the provisions in Statement of Financial

Accounting Standards No. 109, “Accounting for Income Taxes.” US Airways files a consolidated federal income tax return with its parent company, US Airways Group. US Airways Group and its wholly owned subsidiaries allocate tax and tax items, such as net operating losses (NOL) and net tax credits, between members of the group based on their proportion of taxable income and other items. Accordingly, US Airways’ tax expense is based on its taxable income, taking into consideration it’s allocated tax loss carryforwards/carrybacks and tax credit carryforwards.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company recorded a valuation allowance against its net deferred tax asset. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

The components of the provision (credit) for income taxes are as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Current provision:
Federal	$(3)	$3	$—	$(248)
State	(3)	3	—	(7)

Total current	(6)	6	—	(255)

Deferred provision:
Federal	(1)	—	—	—
State	—	—	—	—

Total deferred	(1)	—	—	—

Provision (credit) for income taxes	$(7)	$6	$—	$(255)

The significant components of the deferred income tax provision (credit) for the year ended

December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31,

2003 and the year ended December 31, 2002 are as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Deferred tax provision (exclusive of the other components listed below)	$(206)	$399	$200	$(359)
Increase (decrease) in the valuation allowance for deferred tax assets	205	(399)	(200)	359

Total	$(1)	$—	$—	$—

A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision (credit) for income taxes is provided below (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Tax provision (credit) computed at federal statutory rate	$(205)	$(54)	$564	$(670)
Book expenses not deductible for tax purposes	1	11	(200)	14
State income tax provision, net of federal benefit	(2)	3	—	(5)
Increase (decrease) in the federal valuation allowance	181	(140)	(371)	317
Limitation of recognizing tax benefits of NOLs/credits	—	—	—	80
Reduction in net operating losses from discharge of indebtedness	—	180	—	—
Expiration of investment and foreign tax credits	5	19	—	9
Other	13	(13)	7	—

Provision (credit) for income taxes	$(7)	$6	$—	$(255)

Effective tax rate	1%	4%	—%	13%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in millions):

	2004	2003
Deferred tax assets:
Employee benefits	$1,154	$1,131
Net operating loss carryforwards	299	40
Other deferred tax assets	179	179
AMT credit carryforward	25	28
Leasing transactions	9	10
Federal general business and foreign tax credit carryforwards	—	5
Valuation allowance	(822)	(617)

Net deferred tax assets	844	776

Deferred tax liabilities:
Depreciation and amortization	641	622
Sale and leaseback transactions	112	82
Other deferred tax liabilities	105	72

Total deferred tax liabilities	858	776

Net deferred tax liabilities	14	—

Less: current deferred tax liabilities	—	—

Noncurrent deferred tax liabilities	$14	$—

Included in the employee benefit deferred tax assets at December 31, 2004 and 2003, among other items, are $661 million and $630 million, respectively, related to obligations of postretirement medical benefits.

As of December 31, 2004, US Airways had a $745 million federal net operating loss carryforward expiring 2024, $25 million of alternative minimum tax credits which do not expire, and $1.8 billion of state net operating loss carryforwards primarily expiring from 2006 to 2024. US Airways filed for bankruptcy protection on September 12, 2004. As a result, the tax attributes are expected to be substantially reduced or totally eliminated by cancellation of debt income that will result from the bankruptcy proceedings. Additionally, US Airways Group may have a change of ownership upon emergence from bankruptcy, in which case Internal Revenue Code Section 382 would substantially limit the annual usage of any remaining tax attributes that were generated prior to the change in ownership.

At December 31, 2003, the federal and state net operating loss carryforwards were reduced by discharge of indebtedness income of $1.2 billion that resulted from the August 2002 bankruptcy proceedings. In addition, an Internal Revenue Code Section 382 change of ownership occurred for

US Airways Group upon emergence from the Prior Bankruptcy and issuance of new common stock to creditors. Section 382 substantially limited the annual usage of tax attributes that were generated prior to the change in ownership.

The federal income tax returns of the Company through 2002 have been examined and settled with the Internal Revenue Service. The Company is not currently under examination.

The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards for the year ended December 31, 2004, the nine months ended December 31, 2003,

the three months ended March 31, 2003 and the year ended December 31, 2002 (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Pretax book income (loss)	$(585)	$(154)	$1,613	$(1,914)
Taxable income (loss)	(558)	149	262	(1,102)

The reason for significant differences between taxable and pretax book income primarily relates to discharge of indebtedness income, bankruptcy-related charges, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

7. Commitments and Contingencies

(a) Commitments to purchase flight equipment

As of December 31, 2004, US Airways Group had 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009. US Airways Group also had ten A330-200 aircraft on firm order scheduled for delivery in the years 2007 through 2009. On February 3, 2005,

the Bankruptcy Court approved the Company’s agreement with Airbus providing for, among other things, delivery of the 19 A320-family aircraft in years 2008 through 2010 and delivery of the ten

A330-200 aircraft in years 2008 through 2009.

In December 2004, the Company reached aircraft leasing and financing agreements with

Embraer and Bombardier, which were approved by the Bankruptcy Court in January 2005.

Pursuant to the agreement reached with Embraer, the Company purchased and took delivery of three

ERJ-170 aircraft in January 2005 and committed to purchase and take delivery of three additional

ERJ-170 aircraft by March 31, 2005. The purchase of the three ERJ-170s delivered in January 2005 was financed by Embraer through a mortgage loan facility and the application of $17 million of existing purchase deposits held by Embraer. Additionally, $12 million of purchase deposits held by

Embraer will be used to fund an Embraer loan reserve. Embraer will apply the reserve funds in the amounts and on the dates as and when payments are due under the Embraer loans during the period from October 1, 2004 through July 31, 2005 in full satisfaction of the Company’s payment obligation with respect to such Embraer loans during such period. Upon delivery of the first three

ERJ-170s, which occurred in January 2005, unless the Company assumes the Embraer aircraft purchase agreement pursuant to Section 365 of the Bankruptcy Code, no further obligations arise on the part of the Company or Embraer with respect to the purchase and delivery of any aircraft,

other than those obligations that arise from or are related to the purchase and delivery of the final three ERJ-170s in March 2005. Embraer and the Company have agreed to negotiate a new delivery schedule upon the Company’s assumption of the Embraer aircraft purchase agreement or upon the occurrence of certain other events.

In the event that the Company fails to take delivery by March 31, 2005 of the remaining three

ERJ-170 aircraft, damages will accrue on account of the Company’s failure to take delivery of such aircraft from and after April 1, 2005 at the rate of $162,795 per month per aircraft until the later of

(i) 30 days after the Company emerges from Chapter 11 and (ii) July 31, 2005, whereupon

Embraer’s obligation to deliver such aircraft will terminate and its damages with respect to such undelivered aircraft may be as much as $10 million (rather than at the rate of $162,795 per month),

with Embraer having the right to apply any remaining purchase deposits against Embraer’s aggregate damages.

Under the agreement reached with Bombardier, the Company acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing pre-delivery purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank. Additionally $4 million of existing purchase deposits held by Bombardier were used to satisfy existing defaults and cure payments. So long as the Company continues to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code, no obligations shall arise on the part of the Company or Bombardier with respect to the purchase and delivery of any aircraft.

(b) Leases

US Airways leases certain aircraft engines and ground equipment, in addition to the majority of its ground facilities. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options. US Airways subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through the year 2023.

The following amounts related to capital leases are included in Property and equipment as of

December 31, 2004 and 2003 (in millions):

	2004	2003
Ground property	$34	$34
Less accumulated amortization	(3)	(2)

Total Net Book Value of Capital Leases	$31	$32

As of December 31, 2004, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows (in millions):

	Capital Leases	Operating Leases
2005	$5	$824
2006	5	727
2007	5	664
2008	5	587
2009	5	512
Thereafter	104	3,753

Total minimum lease payments	129	7,067
Less sublease rental receipts	—	(332)

Total minimum operating lease payments	129	$6,735

Less amount representing interest	(80)

Present value of future minimum capital lease payments	49
Less current obligations under capital leases	(1)

Long-term obligations under capital leases	$48

For the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003 and the year ended December 31, 2002, rental expense under operating leases was $758 million, $565 million, $185 million, and $792 million, respectively.

US Airways also leases certain owned flight equipment to both third and related parties (see

Note 12(b)) under noncancelable operating leases that expire in the years 2005 through 2023. The future minimum rental receipts associated with these leases are: $45 million in 2005, $43 million in

2006, $42 million in each of 2007 through 2009 and $414 million thereafter.

The following amounts relate to aircraft leased under such agreements as reflected in flight equipment as of December 31, 2004 and 2003 (in millions):

	2004	2003
Flight equipment	$491	$60
Less accumulated amortization	(14)	(6)

	$477	$54

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

2008 to 2013 and provide for optional extensions at the Company’s discretion. The future minimum noncancelable commitments under the regional jet capacity purchase agreements are $257 million in 2005, $262 million in 2006, $268 million in 2007 and $266 million in 2008, $202 million in 2009 and $266 million thereafter.

(d) Legal Proceedings

On September 12, 2004, US Airways filed a voluntary petition for relief under Chapter 11 of the

United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of

Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM). The Company continues to operate its business and manage its property as a debtor-in-possession pursuant to

Sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter 11 filing,

attempts to collect, secure or enforce remedies with respect to prepetition claims against the

Company are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code.

On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways

Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern

District of Texas alleging that the defendants infringed upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and

Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages.

US Airways Group and the subsidiaries were formally served with the complaint on June 21, 2004.

US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability.

On the same date, the same plaintiff filed what the Company believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation

(Northwest), Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore

Airlines Ltd., Delta Airlines, Inc. (Delta), and Continental Airlines, Inc., and had filed a suit against the parent company of American Airlines in December 2003. This action was stayed as to

US Airways Group and its wholly owned subsidiaries as a result of the bankruptcy filing on

September 12, 2004.

The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the Prior Bankruptcy. The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia. US Airways’ liability and defenses to such liability were unaffected by the Prior Bankruptcy. US Airways has received no notice, inquiry or other communication from the Port Authority other than in connection with the proof of claim, and therefore is unable to evaluate at this time the validity of the underlying claim, the degree to which

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

2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the Prior

Bankruptcy asserting the following claims with respect to USLM: (1) secured claims for U.S.

federal income tax and interest of $0.7 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways

Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the bankruptcy filing on September 11, 2004, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval.

US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a class action lawsuit on behalf of all

United States-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999, 2001 and 2002. Plaintiffs seek unspecified damages for lost commissions, as well as injunctive relief. On October 30, 2003, the federal court granted a motion for summary judgment dismissing all claims against airline defendants other than the carriers then in bankruptcy, including US Airways, because proceedings had been stayed against those bankrupt defendants. That grant of summary judgment was affirmed by the Fourth Circuit Court of Appeals. On January 28, 2004, the federal court in North Carolina dismissed all claims against US Airways. The plaintiffs in this proceeding had also filed a claim in

Bankruptcy Court for prepetition and continuing postpetition damages. The Bankruptcy Court determined that the entire claim was prepetition and unsecured, and the plaintiffs appealed this decision to the District Court. The parties agreed to stay this appeal pending the outcome of the plaintiffs’ appeal of the grant of summary judgment in the North Carolina action. Following the

Fourth Circuit’s decision to affirm the summary judgment ruling, the plaintiffs dismissed their appeal of the Bankruptcy Court decision.

Williard, Inc. (Williard), together with the joint venture of Williard and Len Parker Associates

(Williard/Parker), was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard and Williard/Parker sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company, LLC (Limbach)

alleged that it purchased the claims of Williard. After a trial, the Bankruptcy Court, on June 7,

2004, determined the value of the Limbach and Limbach/Parker claims to be $2,542,843. Limbach and Limbach/Parker are challenging on appeal various rulings of the Bankruptcy Court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal.

Limbach and Limbach/Parker have filed an action in state court against the City of Philadelphia (the

City) and the Philadelphia Authority for Industrial Development (PAID) and received permission to include US Airways as a co-defendant, provided that Limbach and Limbach/Parker did not make any claims against US Airways in that action. In the lawsuit against the City and PAID, Limbach and Limbach/Parker are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City and PAID. These rulings are subject to appeal at a later date. On May 21, 2004, the City and PAID filed a Motion for

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

On October 4, 2004, the System Board of Adjustment (the System Board) issued a ruling in which the Company’s outsourcing of heavy maintenance visits was deemed to be in violation of the collective bargaining agreement between US Airways and the IAM as the representative of

Mechanic and Related Employees. The System Board ordered the Company to cease and desist from outsourcing the work, and ordered that affected employees be made whole. The System Board did not specify any particular monetary remedy and none has since been decided or agreed upon by the parties. However, the Bankruptcy Court’s order granting in part the Company’s motion for relief under Section 1113(e) of the Bankruptcy Code included relief from any restrictions on the

Company’s right to outsource the work covered by this award through February 15, 2005. Neither the Company’s Section 1113(e) motion nor the Bankruptcy Court’s order addressed the make-whole portion of this award. On November 12, 2004, the Company filed a motion asking the Bankruptcy

Court for permission to reject the IAM collective bargaining agreement under which the grievance had been filed. On January 6, 2005, the Bankruptcy Court granted the Company’s motion. On

January 21, 2005, the IAM ratified a new collective bargaining agreement to replace the one that had been rejected, and as part of the new agreement, the IAM agreed not to pursue any claims for damages associated with the rejection of the previous agreement.

US Airways Group and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan. Delta is also named as a defendant in both actions, while Northwest and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary

Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May

31, 2002, US Airways Group and US Airways filed a petition with the United States Court of

Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On

November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta and Northwest filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest and Delta’s petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The automatic stay under Section 362(a) of the Bankruptcy Code was lifted when the Company emerged from bankruptcy on March 31, 2003, but the action was subsequently stayed once more as a result of the Company’s bankruptcy filing on September 12,

2004.

In May 1995, US Airways Group, US Airways and the Retirement Plan for Pilots of

US Airways, Inc. (Pilot Retirement Plan) were sued in federal district court for the District of

Columbia by 481 active and retired pilots, alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilot Retirement Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting

US Airways’ Motion to Dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilot Retirement Plan was collectively bargained. The plaintiffs appealed the district court’s dismissal and in February 1999, the U.S. Court of Appeals upheld the district court’s decision originally granted in May 1996, in the defendants’ favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiffs’ petition for certiorari. The U.S. District Court retained jurisdiction over one count of the complaint, alleging violation of a disclosure requirement under ERISA. In August 2000, the U.S.

District Court dismissed the remaining count without prejudice, giving plaintiffs the right to reinstate their claims after completion of the arbitration. Certain of the plaintiffs filed a claim before the US Airways Pilot Retirement Board, requesting arbitration of their claim for benefits that they believe were erroneously calculated, and the Retirement Board selected an arbitrator to decide certain issues related to the plaintiffs’ claims for benefits. However, the Pilot Retirement Plan was terminated on March 31, 2003, and on April 1, 2003 the PBGC became trustee of the plan. Also,

claims related to this matter were expunged in the Prior Bankruptcy. Accordingly, the Company does not believe there is any continuing risk of material liability associated with this matter.

On September 29, 2000, US Airways intervened in a proceeding that was originally brought on

January 26, 1998, by the Pennsylvania Department of Environment Protection (DEP) against

Allegheny County, Pennsylvania and the Allegheny County Aviation Administration (ACAA),

alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport

(Airport) violate the requirements of (a) a 1994 Consent Order and Adjudication issued to

Allegheny County and air carrier tenants at the Airport, (b) the Airport’s National Pollutant

Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environment Hearing Board. During March 2001, the

Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the DEP advised Allegheny County and

US Airways that DEP (i) will require additional measures to be taken to control de-icing materials at the Airport, and (ii) will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The ACAA, US Airways and the DEP have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. The Company does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.

(e) Guarantees

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of

December 31, 2004, the principal amount outstanding of these bonds was $79 million.

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

As of December 31, 2004, most of US Airways’ receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. US Airways does not believe it is subject to any significant concentration of credit risk.

8. Accumulated other comprehensive income (loss), net of income tax effect

Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholders’ equity. US Airways’

other comprehensive income includes unrealized gains (losses) on available-for-sale securities,

certain changes in the fair value of certain derivative instruments and an adjustment for minimum pension liability, each shown net of income tax effects.

As presented in the accompanying Statements of Stockholders’ Equity (Deficit), US Airways

recognized comprehensive loss of $621 million, including a net loss of $578 million and other comprehensive loss of $43 million, for the year ended December 31, 2004. For the nine months ended December 31, 2003 US Airways recognized a comprehensive loss of $215 million including a net loss of $160 million and other comprehensive loss of $55 million. US Airways recognized comprehensive income of $2.48 billion, including net income of $1.61 billion and other comprehensive income of $870 million, for the three months ended March 31, 2003. For the year ended December 31, 2002, US Airways recognized a comprehensive loss of $2.38 billion, including a net loss of $1.66 billion and other comprehensive loss of $717 million.

The activity within Other comprehensive income (loss) and the related income tax effects are as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Unrealized gain (loss) on available-for-sale securities	$—	$—	$—	$(2)
Fuel cash flow hedges:
Reclassification adjustment for gains included in net income (loss) during the period	(75)	(14)	(16)	(13)
Change in fair value of hedges	66	45	5	40

Unrealized gain (loss), net of reclassification adjustment	(9)	31	(11)	25
Minimum pension liability adjustment	(34)	(86)	85	(742)
Adjustments in connection with reorganization			796

Other comprehensive income (loss)	$(43)	$(55)	$870	$(717)

There was no tax effect on any element of Other comprehensive income (loss) during the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended

March 31, 2003 and the year ended December 31, 2002.

9. Stock-Based Compensation

(a) Successor Company

Upon emergence from the Prior Bankruptcy, the Successor Company adopted the fair value method of recording stock-based employee compensation contained in SFAS 123 and accounted for this change in accounting principle using the “prospective method” as described by SFAS 148.

Accordingly, the fair value of all Successor Company stock option and warrant grants, as determined on the date of grant, will be amortized as compensation expense (an element of

Personnel costs) in the Statement of Operations over the vesting period. The Company has disclosed in Note 2(m) the effect on net income (loss) and net earnings (loss) per common share as if the fair value based recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock option awards in each Predecessor Company period presented.

23,028,687 shares of Class A Common Stock of US Airways Group allocated to employees pursuant to collective bargaining agreements were valued at $169 million in the aggregate and were included as deferred compensation as a reduction to Stockholders’ Equity (Deficit) upon emergence from the Prior Bankruptcy. US Airways records the deferred compensation as compensation expense as the related shares vest.

As of December 31, 2004, there were 4,750,000 shares of US Airways Group Class A Common

Stock and 2,220,570 each of Class A-1 Warrants and shares of Class A Preferred Stock authorized to be granted to US Airways’ management. Through December 31, 2004, 3,962,593 shares of

US Airways Group Class A Common Stock, 2,118,490 each of Class A-1 warrants and Class A

Preferred Stock, and 466,640 options to purchase Class A Common Stock were granted to

US Airways’ management. Grants of Class A Common Stock, stock options and warrants generally vest over four years. The Company records compensation expense over the vesting period. The following table summarizes the activity of US Airways’ stock options and warrants granted since emergence from the Prior Bankruptcy:

	Stock Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Granted	—	$—	2,227,576	$7.42
Canceled	—	—	(11,050)	7.42

Balance at 12/31/03	—	—	2,216,526	7.42

Granted	466,640	1.53	49,200	7.42
Canceled	(109,250)	1.51	(147,236)	7.42

Balance at 12/31/04	357,390	$1.54	2,118,490	$7.42

The weighted average fair value of stock option and warrants granted during the year ended

December 31, 2004 was $0.80 and $2.70, respectively. The weighted average fair value for warrants granted during the nine month period ended December 31, 2003 was $3.38.

The following table summarizes additional information regarding the warrants and options outstanding as of December 31, 2004:

Range of Exercise Prices	Number of Options & Warrants	Weighted Avg. Remaining Contractual Life (years)	Exercisable
$1.02 to $7.34	357,390	9.5	—
$7.42	2,168,490	5.3	1,927,000

The Company granted 835,160 and 3,627,923 shares of restricted Class A Common Stock during the year ended December 31, 2004 and the nine months ended December 31, 2003. There were

1,997,108 non-vested shares of restricted stock outstanding as of December 31, 2004.

The weighted average fair value per share of US Airways Group Class A Common Stock grants was $1.87 and $7.42 in the year ended December 31, 2004 and the nine months ended December

31, 2003, respectively. In order to calculate the stock-based compensation for stock options and warrants using the fair value method provisions in SFAS 123, US Airways used the Black-Scholes stock option pricing model with the following weighted-average assumptions:

	Successor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003
Stock volatility	65%	65%
Risk free interest rate	2.9%	2.2%
Expected life	4 years	3 years
Dividend yield	—	—

US Airways recognized compensation expense related to US Airways Group Class A Common

Stock, stock option and stock warrant grants to US Airways employees of $50 million and $135 million for the year ended December 31, 2004 and the nine months ended December 31, 2003,

respectively.

The ultimate recovery, if any, to holders of US Airways Group’s common stock will not be determined until confirmation of a plan of reorganization. The plan of reorganization could result in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity.

(b) Predecessor Company

The Predecessor Company accounted for deferred compensation and the related amortization by applying the provisions of APB 25 and related interpretations. In accordance with APB 25, deferred compensation related to grants of US Airways Group common stock to employees (Stock Grants)

was recognized based on the fair market value of the stock on the date of grant. Except on limited occasions, no deferred compensation was recognized when options to purchase US Airways Group common stock were granted to employees (Option Grants) because the exercise price of the stock options was set equal to the fair market value of the underlying stock on the date of grant. Any deferred compensation was amortized as Personnel costs over the applicable vesting period.

US Airways recognized expenses related to Stock Grants of $1 million, $3 million for the three months ended March 31, 2003 and the year ended December 31, 2002. Deferred compensation related to Stock Grants was $5 million as of December 31, 2002.

The weighted average fair value per stock option for stock options which had an exercise price equal to the fair market value of a share of US Airways Group common stock at the date of grant was $3 for 2002. There were no such grants in the three months ended March 31, 2003. The weighted average fair value per stock option for stock options that had an exercise price greater than the fair market value of a share of US Airways Group common stock was $3 for 2002. There were no such grants in the three months ended March 31, 2003. There were no grants of stock options that had an exercise price lower than the fair market value of US Airways Group common stock during the three months ended March 31, 2003 or the year ended December 31, 2002.

10. Stockholder’s Equity and Dividend Restrictions

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

See Note 12(a).

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

USLM Corporation merged into US Airways.

Prior to the merger, USLM paid a portion of the postretirement benefit liabilities on behalf of

US Airways. However, US Airways continued to record all postretirement benefit liabilities and related expenses in its financial statements. In connection with this arrangement, US Airways had notes payable of $558 million and $16 million, each bearing interest at 8.25%, to fund USLM operations. During 2002, US Airways paid interest of $24 million to USLM of which $24 million was used to reduce US Airways’ liabilities for this population of retirees.

11. Operating Segments and Related Disclosures

US Airways Group is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, Piedmont, PSA and third-party carriers that fly under capacity purchase agreements as part of US Airways Express. The flight equipment of all these carriers is combined to form one fleet which is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways, Piedmont and PSA.

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
United States	$5,225	$4,456	$1,314	$6,003
Foreign	1,848	794	198	912

Total	$7,073	$5,250	$1,512	$6,915

12. Related Party Transactions

(a) Parent company

US Airways provides funds to and receives dunds from US Airways Group which arise in the normal course of business and bear interest at market rates, which are reset quarterly. US Airways had a net payable to US Airways Group of $52 million for the year ended December 31, 2004 and a net receivable from US Airways Group for these loans of $1 million as of December 31, 2003.

US Airways recorded interest expense of $2 million for the year ended December 31, 2004,

interest income of $1 million for the three months ended March 31, 2003 and $9 million for the year ended December 31, 2002 related to the above transactions. No interest income was recorded for the nine months ended December 31, 2003.

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

US Airways Express capacity purchase expense of $472 million for the year ended December 31,

2004, $349 million for the nine months ended December 31, 2003, $112 million for the three months ended March 31, 2003, and $559 million for the year ended December 31, 2002, related to this program.

US Airways provides various services to these regional airlines including passenger handling,

maintenance and catering. US Airways recognized other operating revenues of $71 million for the year ended December 31, 2004, $40 million for the nine months ended December 31, 2003, $12 million for the three months ended March 31, 2003, and $63 million related to these services for the year ended December 31, 2002. These regional airlines also perform passenger and ground handling for US Airways at certain airports for which US Airways recognized other operating expenses of $126 million for the year ended December 31, 2004, $55 million for the nine months ended December 31, 2003, $15 million for the three months ended March 31, 2003, and $71 million for the year ended December 31, 2002, related to these expenses. US Airways also leases or subleases certain aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues related to these arrangements of $55 million for the year ended December 31,

2004, $12 million for the nine months ended December 31, 2003, $2 million for the three months ended March 31, 2003, and $7 million for the year ended December 31, 2002.

US Airways’ receivables from and payables to these regional airlines were $16 million and $39 million, respectively, as of December 31, 2004 and $10 million and $48 million, respectively, as of

December 31, 2003.

(c) Other US Airways Group subsidiaries

US Airways purchases a portion of its aviation fuel from US Airways Group’s wholly owned subsidiary, Material Services Company, Inc. (MSC), which acts as a fuel wholesaler to US Airways in certain circumstances. US Airways’ aviation fuel purchases from MSC were $34 million for the year ended December 31, 2004, $9 million for the nine months ended December 31, 2003, $11 million for the three months ended March 31, 2003, and $13 million for the year ended

December 31, 2002. US Airways’ payable to MSC was $4 million and $8 million as of

December 31, 2004 and 2003, respectively.

Effective July 1, 2000, the activities of a certain division of MSC were transferred into

US Airways and MSC began receiving a portion of its fuel inventory from US Airways. As a result,

US Airways’ receivable from MSC was $12 million and $10 million as of December 31, 2004 and

2003, respectively.

(d) RSA

As of March 31, 2003, RSA held approximately 36.2%, on a fully-diluted basis, of US Airways

Group’s equity, had a voting interest of approximately 71.6% and was entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group’s Board of Directors. Total

amounts due to RSA at December 31, 2004 and 2003 included $54 million and $73 million,

respectively, of the initial $100 million at-risk amounts under the ATSB Loan. Interest expense on

RSA’s portion of the ATSB Loan was $5 million with interest payments of $5 million for the year ended December 31, 2004. Interest expense on RSA’s portion of the ATSB Loan was $3 million with interest payments of $2 million for the nine months ended December 31, 2003. See also Notes

2(b) and 4 for additional information with regard to the terms of RSA’s investment in US Airways

Group and the ATSB Loan.

13. Fresh-start Reporting

In connection with its emergence from the Prior Bankruptcy on March 31, 2003, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Balance Sheet.

Estimates of fair value represent the Company’s best estimate based on independent appraisals and valuations and, where the foregoing are not available, industry trends and by reference to market rates and transactions. US Airways Group’s equity value of $438 million at March 31, 2003 was determined with the assistance of financial advisors. In determining the equity value, the financial advisors and US Airways Group considered several matters, including the following: (i) certain recent financial information of US Airways Group; (ii) certain financial projections prepared by

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

14. Valuation and Qualifying Accounts and Reserves (in millions)

	Balance at beginning of year	Additions charged to expense	Payments	Write-offs (net of recoveries)	Sales, retire- ments and transfers	Other		Balance at end of year
Year ended December 31, 2004
Allowance for obsolescence of inventories	$5	$8	$—	$—	$—	$—		$13
Allowance for uncollectible accounts	17	7	—	(2)	—	—		22
Reserves for workforce reduction (a)	10	5	(6)	—	—	—		9
Nine months ended December 31, 2003
Allowance for obsolescence of inventories	—	5	—	—	—	—		5
Allowance for uncollectible accounts	18	6	—	(7)	—	—		17
Reserves for workforce reduction (a)	46	3	(39)	—	—	—		10

Three months ended March 31, 2003
Allowance for obsolescence of inventories	104	2	—	—	—	(106	)(b)	—
Allowance for uncollectible accounts	17	2	—	(1)	—	—		18
Reserves for workforce reduction (a)	78	—	(32)	—	—	—		46
Reserves for future rent payments - parked aircraft (a)	68	—	—	—	—	(68)		—

Year ended December 31, 2002
Allowance for obsolescence of inventories	201	(1)	—	(6)	(90)	—		104
Allowance for uncollectible accounts	21	8	—	(12)	—	—		17
Reserves for workforce reduction (a)	52	89	(59)	—	—	(4)		78
Reserves for future rent payments - parked aircraft (a)	70	—	(6)	—	—	4		68

(a)	See also Note 16.
(b)	Allowance for obsolescence of inventories eliminated upon adoption of fresh-start reporting. See also Note 13.

15. Selected Quarterly Financial Information (in millions) (Unaudited)

	Successor Company
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Operating Revenues	$1,684	$1,947	$1,788	$1,654
Operating Income (Loss)	$(146)	$85	$(158)	$(128)
Net Income (Loss)	$(181)	$35	$(214)	$(218)

	Predecessor Company	Successor Company
2003
Operating Revenues	$1,512	$1,760	$1,749	$1,741
Operating Income (Loss)	$(202)	$68	$(37)	$(73)
Net Income (Loss)	$1,613	$16	$(88)	$(89)

The comparability of quarterly results in 2003 was impacted by the emergence from the Prior

Bankruptcy in March 2003 and certain other unusual events. See also Note 16. The sum of the four quarters may not equal the totals for the year due to rounding.

16. Unusual Items

(a) Special Items

Special items included within the Company’s Statements of Operations include the following components (dollars in millions):

	Successor Company		Predecessor Company
	Nine Months Ended December 31, 2003		Year Ended December 31, 2002
Aircraft order cancellation penalty	$35	(a)	$—
Aircraft impairments and related charges	—		392	(b)
Pension and postretirement benefit curtailments	—		(90	)(c)
Employee severance including benefits	(1	)(d)	(3	)(d)
Other	—		21	(e)

	$34		$320

(a)	During the quarter ended June 30, 2003, the Company recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery.

(b)	During the fourth quarter of 2002, US Airways conducted an impairment analysis in accordance with Statement of SFAS 144 on its B737-300, B737-400, B757-200 and B767-200 aircraft fleets as a result of changes to the aircraft’s recoverability periods (the planned conversion of owned aircraft to leased aircraft) as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values for four

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

plans.

(d)	In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit. In accordance with Emerging Issues Task Force Issue No. 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter of 2001. In the fourth quarter of 2001, US Airways recognized a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough. During the quarters ended June 30, 2003 and 2002, the Company recognized $1 million and $3 million, respectively, in reductions to severance pay and benefit accruals related to the involuntary termination or furlough of certain employees.

(e)	During the fourth quarter of 2002, US Airways recognized an impairment charge of $21 million related to capitalized gates at certain airports in accordance with SFAS 142. The carrying values of the affected gates were reduced to fair value based on a third party appraisal.

(b) Government Compensation

In April 2003, President George W. Bush signed into law the Emergency Wartime Supplemental

Appropriations Act (Emergency Wartime Act), which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. Certain airlines that received the aviation-

related assistance were required to agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement would require the carrier to repay to the government the amount reimbursed for airline security fees. The

Company complied with this limitation on executive compensation. The Company’s security fee reimbursement was $212 million, net of amounts due to certain affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003. In September 2003, the

Company received approximately $6 million of compensation associated with flight deck door expenditures which was recorded as an offset to capital costs.

(c) Gain on Sale of Hotwire, Inc.

During the fourth quarter of 2003, US Airways recorded a $30 million gain on the sale of its investment in Hotwire, Inc. The gain is reflected in Other, net on the Company’s Statement of

Operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

None.

Item 9A. Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual

Report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as an attestation report from the Company’s independent registered public accounting firm on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the related attestation report from the Company’s independent registered public accounting firm are located in Item 8. Financial Statements of US Airways and are

incorporated herein by reference.

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

Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer

(CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004.

Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of US Airways

Introduction

On August 11, 2002, US Airways Group and seven of its domestic subsidiaries, which accounted for substantially all of US Airways Group’s operations, including US Airways Group’s principal operating subsidiary US Airways, filed voluntary petitions for relief under Chapter 11 of the United

States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia,

Alexandria Division. US Airways Group emerged from bankruptcy protection under the First

Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and

Debtors-in-Possession, as modified (the 2003 Plan) on March 31, 2003, which was confirmed pursuant to the Bankruptcy Court’s confirmation order on March 18, 2003 and, after each of the conditions precedent to consummation was satisfied or waived, became effective on March 31, 2003.

In connection with the consummation of the 2003 Plan on March 31, 2003, Retirement Systems of

Alabama Holdings LLC (RSA) made an equity investment in US Airways Group in the amount of

$240 million. In exchange for its $240 million investment, RSA received 20,652,593 shares of Class

A Common Stock, 5,000,000 shares of Class B Common Stock, 75,000 shares of Class B Preferred

Stock, 1,380,570 Class A-1 Warrants and 1,380,570 shares of Class A Preferred Stock, representing approximately 36.2%, on a fully-diluted basis, of US Airways Group’s equity and approximately

71.6% of US Airways Group’s outstanding voting interests. RSA is the sole holder of US Airways

Group’s Class B Common Stock and Class B Preferred Stock.

At the time the 2003 Plan became effective, RSA was entitled, pursuant to the terms of its investment agreement, to designate eight of the 15 members of US Airways Group’s Board of

Directors. RSA is also entitled, until September 26, 2007 and as long as it retains at least 50% of the shares of Class A Common Stock acquired pursuant to its investment, to nominate eight directors for election to the Board. The investment agreement further provides that the remaining nominees for director must consist of US Airways Group’s chief executive officer and two individuals who are not employees or affiliates of US Airways Group or RSA, as well as the four directors elected by the Class

C Preferred Stock, as described below. Until September 26, 2007, RSA has agreed to vote all of its shares of voting capital stock received in connection with the consummation of the 2003 Plan in favor of all of the directors nominated in accordance with the investment agreement at each annual meeting of US Airways Group’s stockholders or at any meeting of US Airways Group’s stockholders at which members of its Board of Directors are to be elected. Of the 15 directors of US Airways Group, ten serve as directors of US Airways.

On September 12, 2004, US Airways, along with US Airways Group and its other domestic subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division.

US Airways does not know what the Board structure will be upon consummation of a new plan of reorganization. As a result of the Chapter 11 filings, the current Board structure may change.

Board of Directors

The Board of Directors of US Airways currently consists of ten members, each of whom is also a director of US Airways Group. The directors are elected by US Airways Group, the sole stockholder of US Airways. Directors are elected to hold office for one year or until the election and qualification of their successors. There are no family relationships among the directors or the executive officers.

Information Regarding Directors

Set forth below is certain information as of February 1, 2005, regarding the Company’s directors,

including their ages and principal occupations (which have continued for at least the past five years unless otherwise noted).

		Served as director since
David G. Bronner, 60

Dr. Bronner has been the Chief Executive Officer of Retirement Systems of

Alabama since 1973. He serves as Executive Director of the Public

Education Employees’ Health Insurance, and is a member of the State

Employees’ Insurance Board. He is a member of the Editorial Board,

Southern Business & Economics Journal, Auburn University at Montgomery,

a member of the Board of Visitors, University of Alabama School of

Business, New Water Corporation and Children First. Dr. Bronner has been

Chairman of US Airways Group’s and US Airways’ Board of Directors since

April 2003 and is a member of the Strategy and Finance Committee of the

Board of Directors.

		2003

Robert L. Johnson, 58	Mr. Johnson has served the Chief Executive Officer of BET Holdings, Inc., a subsidiary of Viacom Inc. (media-entertainment holding company) from 1980 to the present. Mr. Johnson also serves as a Director of the Hilton Hotels Corporation, the American Film Institute, Johns Hopkins University, Strayer Education, Jazz @ Lincoln Center and Lowe’s Companies. He is a member of the Audit and Strategy and Finance Committees of the Board of Directors. He is also a director of US Airways Group.	1998

Cheryl G. Krongard, 49

Ms. Krongard retired in 2004 as a Senior Partner of Apollo Management,

L.P. Ms. Krongard was the Chief Executive Officer of Rothschild Asset

Management from 1994 to April 15, 2000. She served as Senior Managing

Director for Rothschild North America from 1994 until 2000. She serves on the board of directors of the Iowa State University Foundation and is a lifetime governor elected in 1997. She is also chairperson of the Investment

Committee for the Iowa State University Foundation. Ms. Krongard is also a member of the Dean’s Advisory Council, Iowa State University College of

Business, and a Trustee of the Mount Sinai Medical Center. Ms. Krongard

also serves as a Director of the City Meals on Wheels and Educate, Inc., a

publicly traded company engaged in tutoring and learning (formerly Sylvan

Learning). Ms. Krongard is Chairman of the Corporate Governance and

Nominating and Strategy and Finance Committees and a member of the

Human Resources Committee of the Board of Directors. She is also a director of US Airways Group.

		2003

Bruce R. Lakefield, 61	Mr. Lakefield is the President and Chief Executive Officer and a director of US Airways Group and US Airways. Mr. Lakefield served as Chairman and Chief Executive Officer of Lehman Brothers International from 1995 until 1999. He has served as a Senior Advisor to the Investment Policy Committee of HGK Asset Management since 2000. Mr. Lakefield serves as a Non-Executive Director of Constellation Corporation PLC and a member of the Board of Directors of Magic Media, Inc. He is a member of the Strategy and Finance Committee of the Board of Directors.	2003

John A. McKenna, Jr., 37	Mr. McKenna has served as Director and Managing Director of Houlihan Lokey Howard & Zukin, Inc. since 1999. He served as Vice President of Wasserstein Perella & Co. during 1998 and 1999. Prior to 1998, he served in various capacities at Houlihan Lokey Howard & Zukin, Inc. Mr. McKenna has been a Panelist on restructuring and investment banking topics	2003

		Served as director since
	before the World Bank and the American Bankruptcy Institute. He is a member of the Audit and Strategy and Finance Committees of the Board of Directors. He is also a director of US Airways Group.

Hans Mirka, 68	Mr. Mirka served as Senior Vice President, International Division for American Airlines, Inc. from 1992 until his retirement in 1998. He also served as Executive Vice President and General Manager for Pan American World Airways, Inc. from 1984 until 1989 and Vice President, Field Sales and Services for Continental Airlines until 1984. He is Chairman of the Human Resources Committee and a member of the Strategy and Finance Committee of the Board of Directors. He is also a director of US Airways Group.	2003

George M. Philip, 57

Mr. Philip has served as the Executive Director of the New York State

Teachers’ Retirement System since 1995. He has also served as Chief

Investment Officer of the New York State Teachers’ Retirement System

since 1992. Mr. Philip served as the Assistant Executive Director of the New

York State Teachers’ Retirement System from 1992-1995 and as Chief Real

Estate Investment Officer from 1988-1992. Mr. Philip has served in various positions with the New York State Teachers’ Retirement System from 1971.

Mr. Philip is the past President of the Executive Committee of the National

Council on Teacher Retirement. Mr. Philip also serves as Chair of the

University of Albany Council, the St. Peter’s Hospital Board of Directors,

the Catholic Health East Investment Committee, and the St. Peter’s Hospital

Investment Committee. Mr. Philip is a member of the Board of Directors of the Saratoga Performing Arts, the NYSE Pension Managers Advisory

Committee and the State Academy of Public Administration. Mr. Philip is

Chairman of the Audit Committee and a member of the Human Resources

Committee of the Board of Directors. He is also a director of US Airways

Group.

		2004

William D. Pollock, 48	Capt. Pollock is Chairman of the US Airways Air Line Pilots Association (ALPA) Master Executive Council. An 19-year veteran of US Airways, he holds a captain position on the A320. His previous ALPA experience includes serving as MEC Vice Chairman for three years and MEC Legislative Affairs Committee Chairman for more than 12 years. As a veteran pilot for US Airways, Pollock has flown the F-100 and B-737. In the Navy, he served 21 years of combined active and reserve service and flew the P-3 Orion. He is also a director of US Airways Group.	2002

Ronald E. Stanley, 57

Mr. Stanley is the current Executive Vice President and Chief Financial

Officer of US Airways Group and US Airways, which position he has served since October 2004. Mr. Stanley has served as a Director of Scholefield,

Turnbull & Partners, a business travel consulting firm based in London,

England since 2000. Mr. Stanley served as Chief Operating Officer and a member of the Executive Committee and Board of Directors of HSBC

Equator from 2000 until 2002. Mr. Stanley also serves as a director of

Decatour Foundry, Inc., a private company. He served as Senior Vice

President & General Manager of Royal Bank of Canada (RBC) Group,

Chairman and CEO of Royal Bank of Canada Europe Limited and a member of the Executive Committee of RBC Dominion Securities from 1995 to

1999. He is also a director of US Airways Group.

		2004

Served as director since
William T. Stephens, 61	Mr. Stephens has served as General Counsel of the Retirement Systems of Alabama since 2000, and previously from 1980 to 1998. From 1998 to 2000, Mr. Stephens served as Deputy Director resident in the Montgomery, Alabama headquarters of Retirement Systems of Alabama. Mr. Stephens is a Director of New Water Street Corporation, a director of the American Village Citizenship Trust, and a member of the Alumni Advisory Council, Auburn University School of Engineering. He is a member of the Strategy and Finance Committee of the Board of Directors. He is also a director of US Airways Group.	2003

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors, in consultation with the Company’s financial officers and the Company’s independent auditors, assists in establishing the scope of the annual audit. The Audit Committee (1) reviews annual and quarterly financial statements and periodic reports filed with the Securities and Exchange Commission (SEC), (2) appoints, ensures the independence of, and oversees the performance of the Company’s independent auditors, (3) reviews the annual programs of the internal audit staff and (4) reviews programs designed to protect and maintain the Company’s assets, including insurance, internal controls and internal security programs. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee operates under a charter approved by the Board of Directors. The charter is posted on the

Company’s website at www.usairways.com. The Audit Committee is composed of Messrs. Philip,

Johnson and McKenna, and Mr. Philip is the Chairman of the Committee. The Board has

determined that Mr. Philip is the audit committee financial expert currently serving on the Audit

Committee and that Mr. Philip is independent as defined in NASDAQ listing standards.

Information Regarding Executive Officers

The following individuals are the executive officers of US Airways and US Airways Group

(where noted) as of February 1, 2005:

Name	Age	Position
Bruce R. Lakefield	61	President and Chief Executive Officer, US Airways Group and US Airways
Ronald E. Stanley	57	Executive Vice President and Chief Financial Officer, US Airways Group and US Airways
N. Bruce Ashby	44	Executive Vice President – Marketing and Planning of US Airways and President – US Airways Express
Alan W. Crellin	58	Executive Vice President – Operations, US Airways
Elizabeth K. Lanier	53	Executive Vice President – Corporate Affairs, General Counsel and Secretary, US Airways Group and US Airways
Anita P. Beier	49	Senior Vice President – Finance and Controller, US Airways Group and US Airways
Christopher L. Chiames	45	Senior Vice President – Corporate Affairs of US Airways
Jerrold A. Glass	50	Senior Vice President – Employee Relations of US Airways
Andrew P. Nocella	35	Senior Vice President – Planning of US Airways
John Prestifilippo	47	Senior Vice President – Maintenance of US Airways

Mr. Ashby joined US Airways as Vice President – Financial Planning and Analysis from April

1996 until his election as Senior Vice President – Planning of US Airways in January 1998. In June

1999, Mr. Ashby was elected Senior Vice President – Corporate Development of US Airways

Group and US Airways. Mr. Ashby served as Senior Vice President – Alliances of US Airways

Group and US Airways and President – US Airways Express from March 2003 to January 2005. In

January 2005, Mr. Ashby was elected Executive Vice President – Marketing and Planning and will continue as President – US Airways Express. He previously served as Vice President – Marketing

Development at Delta Air Lines from June 1995 to April 1996, and in several management positions at United from January 1989 to June 1995, including Vice President – Financial Planning and Analysis and Vice President and Treasurer.

Mr. Crellin joined US Airways in 1988 as a result of the acquisition of Pacific Southwest

Airlines. He was promoted to serve as Vice President – Ground Services of US Airways in 1995.

Mr. Crellin served as Senior Vice President – Customer Service of US Airways from 2000 until his election as Executive Vice President – Operations in January 2002. Prior to joining US Airways,

Mr. Crellin held a variety of management positions with Pacific Southwest Airlines from 1971 to

1988, including Vice President – Customer Service.

Ms. Lanier joined US Airways Group and US Airways in March 2003 as Executive Vice

President – Corporate Affairs and General Counsel, and was appointed as Secretary of US Airways

Group and US Airways in January 2004. Previously, Ms. Lanier was Senior Vice President –

General Counsel for Trizec Properties, Inc. from April to December 2002, and prior to that, Vice

President – General Counsel for General Electric Power Systems from 1998 to 2002, and Vice

President and Chief of Staff for Cinergy Corporation from 1996 to 1998. Ms. Lanier has been a member of the board of directors of Patina Oil & Gas Corporation since 1998. She serves as a member of the audit committee and chair of the corporate governance and nominating committee of

Patina. Ms. Lanier was associated with Davis Polk & Wardwell and was an associate and partner of

Frost & Jacobs, now Frost Brown Todd, LLC.

Ms. Beier joined US Airways in June 1999 from CSX Corporation as Vice President – Finance and Controller. In May 2004, Ms. Beier was promoted to Senior Vice President – Finance and

Controller, and she is responsible for the management of all accounting functions for US Airways

Group and its subsidiaries and for monitoring the Company’s restructuring. At CSX Corporation,

Ms. Beier held a number of positions in financial management, including Vice President – Financial

Planning. Prior to being named Vice President–Financial Planning at CSX Corporation in

September 1998, Ms. Beier was Chief Financial Officer of American Commercial Lines in 1997-

1998. Ms. Beier served in a variety of financial positions in economic and financial analysis,

budgeting and accounting at CSX Corporation from 1981 to 1997.

Mr. Chiames joined US Airways in May 2002 as Senior Vice President – Corporate Affairs. Mr.

Chiames is responsible for US Airways’ government relations and corporate communications functions. Mr. Chiames has almost 15 years of airline industry experience, including leadership of

Burson-Marsteller’s transportation and tourism public affairs practice from 2001 to 2002 and

Managing Director of Public Relations at American Airlines, Inc. from 1996 to 2001.

Mr. Glass joined US Airways in April 2002 as Senior Vice President – Employee Relations and

is a recognized expert in airline and railroad labor and employee relations issues. Mr. Glass joined

US Airways from J. Glass and Associates, of which he was the founder and where he served as

President from 1989 until April 2002. At US Airways, he is responsible for labor relations, human resources policy and development, compensation, corporate learning and development, recruiting and benefits.

Mr. Nocella joined US Airways in April 2002 as Vice President – Planning and Scheduling. He

served as Vice President – Revenue Management and Pricing of US Airways from December 2002 to June 2003. Mr. Nocella served as Vice President – Network and Revenue Management from

June 2003 until his election as Senior Vice President – Planning in January 2005. At US Airways,

he is responsible for route planning, scheduling, pricing and yield management functions. Prior to joining US Airways, Mr. Nocella served as Vice President, Planning and Scheduling of America

West Airlines from April 1997 to April 2002, and in several management positions at Continental

Airlines from December 1993 to March 1997.

Mr. Prestifilippo joined US Airways in August 2002 as Senior Vice President – Maintenance.

With nearly 20 years of airline maintenance management experience, Mr. Prestifilippo previously held the position of Vice President – Technical Services and Operations for Continental Express

Airlines from 1986 to 2001 and other senior-level management positions for Continental Express and Continental Airlines.

Section 16(a) Beneficial Ownership Reporting Compliance

Because US Airways does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, no reports are required to be filed under Section 16(a) of the Exchange Act.

Code of Ethics

The Company has a code of ethics that applies to all employees, officers, directors and agents of

US Airways Group and its wholly owned subsidiaries, including its principal executive officer,

principal financial officer and principal accounting officer. A copy of this code, the “Business Conduct and Ethics Policy,” is available on the Company’s website at usairways.com (under the “About

US Airways - Investor Relations” caption). The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Report on

Form 8-K.

Item 11. Executive Compensation

Compensation of Directors

Because all US Airways directors are also members of the Board of Directors of US Airways

Group, the directors do not receive any additional compensation for serving on the Board of Directors of US Airways.

Compensation of Executive Officers

The following Summary Compensation Table sets forth the total compensation paid for the fiscal years ended December 31, 2004, 2003 and 2002 to the individuals who served as Chief Executive

Officer of US Airways Group and US Airways during the 2004 fiscal year, each of the four other most highly compensated executive officers who were serving as executive officers as of December 31,

2004 of US Airways Group, US Airways or any other subsidiary of US Airways Group and one additional individual for whom disclosures would have been provided but who was not serving as an executive officer as of December 31, 2004 of US Airways Group, US Airways or any other subsidiary of US Airways Group (collectively referred to as the “named executive officers”).

The amounts shown in the table below for Restricted Stock Awards reflect amounts granted by

US Airways Group since US Airways Group and its subsidiaries emerged from the prior Chapter 11 reorganization on March 31, 2003. The ultimate recovery, if any, to holders of US Airways Group’s common stock will not be determined until confirmation of a plan of reorganization. The plan of reorganization could result in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity. The named executive officers also had previous restricted stock awards granted by US Airways Group’s predecessor company, but these shares were cancelled as a part of the 2003 Plan and the named executive officers received no consideration for this cancellation. The prior awards are described in the footnotes to the table.

Summary Compensation Table

		Annual Compensation							Long-Term Compensation
Name and Principal Position (1)	Year	Salary		Bonus (2)		Other Annual Compensation			Restricted Stock Awards (3)			Securities Underlying Options/ Warrants (#)		All Other Compensation (19)
Bruce R. Lakefield President and Chief Executive Officer	2004 2003 2002		$286,058 — —		— — —	$ $	81,369 77,399 —	(4) (4)	$ $	687,952 10,000 —	(11) (11)	288,800 5,000 —	(18) (18)		$46,882 — —

Alan W. Crellin Executive Vice President–Operations	2004 2003 2002	$ $ $	346,928 352,750 392,962	$ $	— 72,915 102,081	$ $ $	219,940 227,368 19,116	(5) (5) (5)	$	— 1,469,530 —	(12) (12)	— 111,600 25,000	(18) (18)	$ $ $	354,550 376,256 75,375

Elizabeth K. Lanier Executive Vice President –Corporate Affairs, General Counsel and Secretary	2004 2003 2002	$ $	345,966 284,914 —	$	— 250,000 —	$ $	183,178 184,492 —	(6) (6)	$	— 1,382,856 —	(13)	— 111,600 —	(18)	$ $	249,732 267,266 —

Jerrold A. Glass Senior Vice President– Employee Relations	2004 2003 2002	$ $ $	313,405 319,550 248,769	$	— — 192,500	$ $ $	169,581 181,174 4,887	(7) (7) (7)	$	— 1,382,856 —	(14) (14)	— 111,600 100,000	(18) (18)	$ $ $	239,379 270,023 32,673

B. Ben Baldanza Former Senior Vice President–Marketing and Planning	2004 2003 2002	$ $ $	347,246 352,750 397,212		— — —	$ $ $	196,946 201,880 17,041	(8) (8) (8)	$	— 1,382,856 —	(15)	— 111,600 —	(18)	$ $ $	270,027 285,191 54,454

David N. Siegel Former President and Chief Executive Officer	2004 2003 2002	$ $ $	198,462 600,000 533,654	$	— — 750,000	$ $ $	538,835 49,935 47,637	(9) (9) (9)	$	— 8,297,136 —	(16) (16)	— 669,600 750,000	(18) (18)	$ $ $	5,654,000 48,955 115,465

Neal S. Cohen Former Executive Vice President–Finance and Chief Financial Officer	2004 2003 2002	$ $ $	128,889 394,250 306,923	$	— — 435,000	$ $ $	59,161 256,684 40,523	(10) (10) (10)	$	— 2,765,712	(17) (17)	— 223,200 300,000	(18) (18)	$ $ $	1,607,670 364,081 46,099

(1)	Mr. Lakefield was appointed as President and Chief Executive Officer of US Airways Group and US Airways on
April 19, 2004 following the departure of Mr. Siegel on that date. Mr. Cohen terminated his employment effective
April 30, 2004. Mr. Baldanza served as Senior Vice President–Marketing and Planning through December 31,
2004, but terminated his employment effective January 15, 2005.
(2)	Amounts reflected for Mr. Crellin were earned in 2001 and paid in 12 monthly installments beginning in June 2002.
Amounts reflected for Ms. Lanier and Messrs. Siegel and Cohen were paid in connection with their commencement of employment by US Airways and in lieu of foregone compensation from prior employers due to the change of employment. Awards for Mr. Glass were paid in connection with his commencement of employment by
US Airways.
(3)	The figures in this column for 2004 and 2003 reflect the value of shares of US Airways Group’s Class A Common
Stock subject to certain restrictions (Restricted Stock) on the date of grant using the per share value of the stock on the date of grant, as further described in footnotes 11 through 17 below. Additionally, in connection with
US Airways Group’s and its subsidiaries’ Prior Bankruptcy, under the 2003 Plan all outstanding shares of common stock of US Airways Group’s predecessor corporation were cancelled on March 31, 2003, the effective date of the
2003 Plan. Consequently, all shares of predecessor corporation restricted stock granted to the named executive officers in 2002 have been cancelled, as further described below. The aggregate number of shares of Restricted
Stock held by each of Ms. Lanier and Messrs. Lakefield, Crellin, Glass, Baldanza, Siegel and Cohen on
December 31, 2004, and the respective fair market value of the stock on such date were, respectively: Mr. Lakefield
– 471,200 shares, $537,168; Mr. Crellin – 188,400 shares, $214,776; Ms. Lanier – 188,400 shares, $214,776; Mr.
Glass – 188,400 shares, $214,776; Mr. Baldanza – 188,400 shares, $214,776; Mr. Siegel – 0 shares, $0; and Mr.

Cohen – 1,594 shares, $1,817. The Restricted Stock is entitled to the same dividends, if any, payable on outstanding shares of Class A Common Stock. The ultimate recovery, if any, to holders of US Airways Group’s common stock will not be determined until confirmation of a plan of reorganization. The plan of reorganization could result in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity.
(4)	Amount disclosed for 2004 includes $29,371 for tax liability related to temporary living expenses, $9,835 in income and tax liability payments related to personal travel provided by US Airways, $2,663 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $39,500 for director fees paid for service as a member of the Board of Directors of US Airways Group through April 19, 2004, which consists of fees paid for board and committee meeting attendance. Amount disclosed for 2003 includes
$73,250 for director fees paid for service as a member of the Board of Directors of US Airways Group, which amount includes an annual retainer, fees paid for board and committee meeting attendance, and service as Chairman of the Human Resources and Strategy and Finance Committees, and $4,149 in income and tax liability payments related to personal travel provided by US Airways.
(5)	Amount disclosed for 2004 includes $9,000 paid for automobile expenses, $7,668 in income and tax liability payments related to personal travel provided by US Airways, $4,386 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $198,886 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for 2003 includes $9,000 paid for automobile expenses, $1,081 in income and tax liability payments related to personal travel provided by US Airways, $2,730 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $214,557 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan. Amount disclosed for
2002 includes $10,229 in income and tax liabilities incurred in connection with certain compensation related expenses, $8,250 paid for automobile expenses and $637 for income and tax liability payment related to personal travel provided by US Airways.
(6)	Amount disclosed for 2004 includes $33,908 for tax liability related to temporary living expenses, $9,000 paid for automobile expenses, $16,904 in income and tax liability payments related to personal travel provided by
US Airways, $2,346 for tax liability payments related to premiums paid by US Airways on a life insurance policy
(as described in footnote 19) and $121,020 for tax liability payments related to company contributions under the
US Airways Funded Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for
2003 includes $30,345 for tax liability related to temporary living expenses, $6,750 paid for automobile expenses,
$20,650 in income and tax liability payments related to personal travel provided by US Airways, $2,275 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $124,472 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan.
(7)	Amount disclosed for 2004 includes $710 for tax and financial planning services, $9,000 paid for automobile expenses, $11,686 in income and tax liability payments related to personal travel provided by US Airways, $2,116 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $146,069 for tax liability payments related to company contributions under the US Airways
Funded Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for 2003 includes
$1,055 for tax and financial planning services, $5,250 paid for automobile expenses, $13,272 in income and tax liability payments related to personal travel provided by US Airways, $1,606 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $159,991 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan. Amount disclosed for
2002 includes $4,887 for income and tax liability payments related to personal travel provided by US Airways.
(8)	Amount disclosed for 2004 includes $10,000 for tax and financial planning services, $9,000 paid for automobile expenses, $7,788 in income and tax liability payments related to personal travel provided by US Airways, $1,020 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $169,138 for tax liability payments related to company contributions under the US Airways
Funded Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for 2003 includes
$10,000 for tax and financial planning services, $5,250 paid for automobile expenses, $3,229 in income and tax liability payments related to personal travel provided by US Airways, $1,187 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $182,214 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan. Amount disclosed for
2002 includes $13,884 in income and tax liabilities incurred in connection with certain compensation related expenses and $3,157 for income and tax liability payment related to personal travel provided by US Airways.
(9)	Amount disclosed for 2004 includes $12,000 for tax and financial planning services, $6,000 paid for automobile expenses, $26,815 in income and tax liability payments related to personal travel provided by US Airways, $579 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote
19) and $493,441 for tax liability payments related to company contributions under the US Airways Funded
Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for 2003 includes $8,570 for tax and financial planning services, $18,000 paid for automobile expenses, $1,996 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $21,369 in income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 2002 includes $31,663 for tax liability related to relocation and moving expenses, $13,500 paid for automobile expenses and $2,474 in income and tax liability payments related to personal travel provided by US Airways.
(10)	Amount disclosed for 2004 includes $2,517 for tax liability related to temporary living expenses, $3,000 paid for automobile expenses, $8,710 in income and tax liability payments related to personal travel provided by
US Airways, $350 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $44,584 for tax liability payments related to company contributions under the
US Airways Funded Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for
2003 includes $1,500 for tax and financial planning services, $31,465 for tax liability related to temporary living expenses, $9,000 paid for automobile expenses, $13,701 in income and tax liability payments related to personal travel provided by US Airways, $1,211 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $199,807 for tax liability payments related to company contributions under the US Airways
Funded Executive Defined Contribution Plan. Amount disclosed for 2002 includes $31,392 for tax liability related to temporary living expenses, $6,000 paid for automobile expenses and $3,131 for income and tax liability payments related to personal travel provided by US Airways.
(11)	Amount disclosed for 2004 reflects an award of 471,200 shares of Restricted Stock to Mr. Lakefield effective May
19, 2004 based on a per share value of $1.46 on the grant date, vesting 25% on each of April 19, 2005, 2006, 2007 and 2008. Amount disclosed for 2003 reflects an award of 1,362.4 deferred stock units granted to Mr. Lakefield effective July 31, 2003, under the US Airways Group, Inc. 2003 Nonemployee Director Deferred Stock Unit Plan,
based on a per share value of $7.34 on the grant date. The deferred stock units are payable solely in cash upon termination of service as a member of the Board of US Airways Group. The deferred stock units are entitled to dividend equivalents if any dividends are paid on US Airways Group’s Class A Common Stock.
(12)	The amount disclosed for 2003 reflects an award of (a) 102,584 shares of Restricted Stock effective July 31, 2003, vesting 50% on June 30, 2005 and 50% on January 1, 2006, based on a per share value of $7.34 on the grant date, and (b) 85,816 shares of Restricted Stock effective October 16, 2003, vesting 100% on January 1, 2006, based on a per share value of $8.35 on the grant date. Because US Airways Group’s Class A Common Stock was not listed on the grant dates, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of US Airways Group’s Class A Common Stock in August 2003, and
the $8.35 per share value is based on the weighted average trading price on the over-the-counter bulletin board for the five preceding days, due to the low trading volume on October 16, 2003. Mr. Crellin had shares of restricted stock of US Airways Group’s predecessor corporation which were canceled on March 31, 2003, the effective date of the 2003 Plan, and Mr. Crellin received no payment with respect to such cancellation. These cancelled shares were received pursuant to (a) an award effective January 16, 2002 of 10,000 shares of restricted common stock of
US Airways Group’s predecessor corporation, vesting 25% on each of January 16, 2003 and the three succeeding anniversaries thereafter, with a value of $56,100 based on the closing price ($5.61) on the grant date; and (b) an award effective October 16, 2001 of 15,000 shares of restricted common stock of US Airways Group’s predecessor corporation, vesting 25% on November 15, 2001, 25% on December 1, 2002 and 25% on each of October 16, 2003 and October 16, 2004, with a value of $80,400 based on the closing price ($5.36) on the grant date.
(13)	Amount disclosed for 2003 reflects an award of 188,400 shares of Restricted Stock effective July 31, 2003, vesting
50% on June 30, 2005 and 50% on January 1, 2006, based on a per share value of $7.34 on the grant date. Because
US Airways Group’s Class A Common Stock was not listed on the grant date, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of
US Airways Group’s Class A Common Stock in August 2003.
(14)	The amount disclosed for 2003 reflects an award of 188,400 shares of Restricted Stock effective July 31, 2003, vesting 50% on June 30, 2005 and 50% on January 1, 2006, based on a per share value of $7.34 on the grant date.
Because US Airways Group’s Class A Common Stock was not listed on the grant date, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of US Airways Group’s Class A Common Stock in August 2003. Mr. Glass also had shares of restricted stock of US Airways Group’s predecessor corporation which were canceled on March 31, 2003, the effective date of the 2003 Plan, and Mr. Glass received no payment with respect to such cancellation. These cancelled shares were received pursuant to an award effective April 8, 2002 of 25,000 shares of restricted common stock of
US Airways Group’s predecessor corporation, vesting 34% on April 8, 2003 and 33% on each of April 8, 2004 and
April 8, 2005, with a value of $151,000 based on the closing price ($6.04) on the grant date.
(15)	The amount disclosed for 2003 reflects an award of 188,400 shares of Restricted Stock effective July 31, 2003, vesting 50% on June 30, 2005 and 50% on January 1, 2006, based on a per share value of $7.34 on the grant date.
Because US Airways Group’s Class A Common Stock was not listed on the grant date, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of US Airways Group’s Class A Common Stock in August 2003. All of Mr. Baldanza’s shares of
Restricted Stock were forfeited upon his termination of employment on January 15, 2005. Mr. Baldanza had shares of restricted stock of US Airways Group’s predecessor corporation which were canceled on March 31, 2003, the effective date of the 2003 Plan, and Mr. Baldanza received no payment with respect to such cancellation. These cancelled shares were received pursuant to an award effective October 16, 2001 of 15,000 shares of restricted common stock of US Airways Group’s predecessor corporation, vesting 25% on November 15, 2001, 25% on
December 1, 2002 and 25% on each of October 16, 2003 and October 16, 2004, with a value of $80,400 based on the closing price ($5.36) on the grant date.
(16)	The amount disclosed for 2003 reflects an award of 1,130,400 shares of Restricted Stock to Mr. Siegel, based on a per share value of $7.34 on the grant date, vesting no later than January 1, 2006. Upon his termination of employment on April 19, 2004, the shares became fully vested. Because US Airways Group’s Class A Common
Stock was not listed on the grant date, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of US Airways Group’s Class A Common Stock in August 2003. Mr. Siegel also had shares of restricted stock of US Airways Group’s predecessor corporation which were canceled on March 31, 2003, the effective date of US Airways Group’s 2003 Plan, and Mr. Siegel received no payment with respect to such cancellation. These cancelled shares were received pursuant to an award effective March 11, 2002 of 350,000 shares of restricted common stock of US Airways Group’s predecessor corporation, vesting 100% on March 11, 2005, with a value of $2,359,000 based on the closing price ($6.74) on the grant date.
(17)	The amount disclosed for 2003 reflects an award of 376,800 shares of Restricted Stock effective July 31, 2003, vesting 50% on January 1, 2005 and 50% on January 1, 2006, based on a per share value of $7.34 on the grant date.
Upon his termination of employment on April 30, 2004, the shares became fully vested. Because US Airways
Group’s Class A Common Stock was not listed on the grant date, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of US Airways
Group’s Class A Common Stock in August 2003. Mr. Cohen had shares of restricted stock of US Airways Group’s predecessor corporation which were canceled on March 31, 2003, the effective date of the 2003 Plan, and Mr.
Cohen received no payment with respect to such cancellation. These cancelled shares were received pursuant to an award effective April 8, 2002 of 100,000 shares of restricted common stock of US Airways Group’s predecessor corporation, vesting 34% on April 8, 2003, and 33% on each of April 8, 2004 and April 8, 2005, with a value of
$604,000 based on the closing price ($6.04) on the grant date.
(18)	Amounts shown for 2004 reflect options granted in 2004 by US Airways Group, as described under “Option
Grants” below. Amounts shown for 2003 for all named executive officers other than Mr. Lakefield reflect Class A-
1 Warrants of US Airways Group (Warrants) granted in 2003 with an exercise price of $7.42 per share. Amounts shown for 2003 for Mr. Lakefield include options exercisable for 5,000 shares of Class A Common Stock of
US Airways Group granted pursuant to its 2003 Nonemployee Director Stock Incentive Plan. Amounts shown for
2002 reflect options exercisable for shares of common stock of US Airways Group’s predecessor corporation, all of which were cancelled on March 31, 2003, the effective date of the 2003 Plan. The respective officer did not receive any payment in connection with the cancellation of the options.
(19)	As further described herein, amounts disclosed include the value of life insurance benefits for the named executive officers and contributions to various defined contribution pension plans. Under the US Airways life insurance plan, individual life insurance coverage is available to executive officers, with US Airways paying the premium associated with this coverage. The following amounts reflect the dollar value of premiums paid by US Airways on life insurance policies in 2004 for its named executives: Mr. Lakefield – $3,805; Mr. Crellin – $6,321; Ms. Lanier
– $3,381; Mr. Glass – $3,050; Mr. Baldanza – $1,470; Mr. Siegel – $780; and Mr. Cohen – $500. Amounts
disclosed for 2004 include US Airways contributions to the US Airways Funded Executive Defined Contribution
Plan and accruals under the US Airways Unfunded Executive Defined Contribution Plan, which were adopted during 2003 to replace supplemental retirement arrangements in effect before US Airways Group and US Airways’
prior bankruptcy reorganization, and which provide supplemental retirement benefits to the executives. The
US Airways Funded Executive Defined Contribution Plan also provides for full funding of the benefits in a secular trust. The following amounts reflect the value of the benefits accrued under the US Airways Unfunded Executive
Defined Contribution Plan during 2004 to the named executives: Mr. Lakefield – $0; Mr. Crellin – $73,580; Ms.
Lanier – $32,786; Mr. Glass – $34,614; Mr. Baldanza – $34,991; Mr. Siegel – $91,714; and Mr. Cohen – $8,988.
The following amounts reflect the value of the benefits contributed to the US Airways Funded Executive Defined
Contribution Plan during 2004 to the named executives: Mr. Lakefield – $0; Mr. Crellin – $274,649; Ms. Lanier –
$167,122; Mr. Glass – $201,715; Mr. Baldanza – $233,566; Mr. Siegel – $681,419; and Mr. Cohen – $61,568.
During 2004, US Airways also made contributions to Mr. Siegel’s accounts in US Airways’ tax-qualified defined contribution plans, in the amount of $14,677. The other named executives did not receive company contributions under US Airways’ tax-qualified defined contribution plans during 2004. The amount reflected for 2004 also includes $43,077 in temporary living expenses for Mr. Lakefield, $46,443 in temporary living expenses for Ms.
Lanier and $3,581 in temporary living expenses for Mr. Cohen. As a result of his termination of employment with
US Airways Group and US Airways, Mr. Siegel was paid a cash severance payment in the amount of $4,725,410 and $75,000 for accrued but unused vacation time, each of which is included in the 2004 amount. In addition, Mr.
Siegel was paid $681,419 in settlement of his benefits under the US Airways Funded Executive Defined
Contribution Plan. This amount has been previously included, as described above, and is not separately shown in the total in the column. Also included in the 2004 amount is $65,000 paid to Mr. Siegel as reimbursement for legal fees incurred in connection with his separation agreements. As a result of his termination of employment with
US Airways Group and US Airways, Mr. Cohen was paid a cash severance payment in the amount of $1,520,000 and $3,033 for accrued but unused vacation time, each of which is included in the 2004 amount. In addition, Mr.
Cohen was paid $338,458 in settlement of his benefits under the US Airways Funded Executive Defined
Contribution Plan. This amount has been previously included in the Summary Compensation Table and is not separately shown in the total included in the column. Also included in the 2004 amount is $10,000 paid to Mr.
Cohen as reimbursement for legal fees incurred in connection with his separation agreement.

Option Grants

The following table sets forth information regarding the number and terms of options granted by US Airways Group to the named executive officers pursuant to US Airways Group’s 2003

Stock Incentive Plan, as amended and restated, during the fiscal year ended December 31, 2004.

Options Grants in Last Fiscal Year

Name	Number of Shares Underlying Options Granted (1)	Percent of Total Options Granted to Employees in 2004 (2)	Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5% ($)	10% ($)
Bruce R. Lakefield	288,800	61.1%	$1.59	06/19/14	$288,783	$731,834
Alan W. Crellin	—	—	—	—	—	—
Elizabeth K. Lanier	—	—	—	—	—	—
Jerrold A. Glass	—	—	—	—	—	—
B. Ben Baldanza	—	—	—	—	—	—
David N. Siegel	—	—	—	—	—	—
Neal S. Cohen	—	—	—	—	—	—

(1)	The options vests 25% on each anniversary of April 19, 2004.
(2)	The total number of stock options granted to employees in 2004 was 472,340.
(3)	Amounts represent hypothetical gains assuming exercise at the end of the option term and assuming rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC. These assumptions are not intended to forecast future appreciation of US Airways Group’s stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. The actual gains, if any, on the option exercises will depend on the future performance of
US Airways Group’s Class A Common Stock, the option holder’s continued employment through applicable vesting periods and the date on which the options are exercised and the underlying shares are sold. The closing price of US Airways Group’s Class A Common Stock on February 18, 2005 was $1.16 per share. The ultimate recovery, if any, to holders of US Airways Group’s common stock will not be determined until confirmation of a plan of reorganization. The plan of reorganization could result in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity.

Option and Warrant Exercises

There were no option or Warrant exercises by the named executive officers during the fiscal year ended December 31, 2004. The following table sets forth (i) the number of shares covered by options and Warrants (both exercisable and unexercisable) as of December 31, 2004 and (ii) the respective value for “in-the-money” options and Warrants, which represents the positive spread between the exercise price of existing options and Warrants and the fair market value of

US Airways Group’s Class A Common Stock at December 31, 2004.

Aggregate Option/Warrant Exercises in Last Fiscal Year and

Fiscal Year-End Option/Warrant Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options/Warrants at Year- End (#)		Value of Unexercised In-The-Money Options/Warrants at Year-End (#)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Lakefield	—	$—	—	288,800	$—	$—
Elizabeth K. Lanier	—	$—	111,600	—	$—	$—
Alan W. Crellin	—	$—	111,600	—	$—	$—
Jerrold A. Glass	—	$—	111,600	—	$—	$—
B. Ben Baldanza	—	$—	111,600	—	$—	$—
David N. Siegel	—	$—	669,600	—	$—	$—
Neal S. Cohen	—	$—	223,200	—	$—	$—

Retirement Benefits

Qualified Retirement Plan. US Airways previously maintained a defined benefit retirement plan

(the Retirement Plan) for its salaried employees which provided noncontributory benefits based upon years of service and the employee’s highest three-year average annual compensation during the last ten calendar years of service. The Retirement Plan was frozen in 1991, but benefits accrued as of the date the plan was frozen remain outstanding until they are paid to participants. Under the Retirement Plan,

benefits were generally payable commencing at age 65. However, the Retirement Plan provided reduced early retirement benefits commencing as early as age 55. Benefits under the Retirement Plan were integrated with the Social Security program. Compensation under the Retirement Plan included the employee’s total compensation as reported on Form W-2, plus exclusions from income due to employee elections under Sections 401(k), 125 and 132(f)(4) of the Internal Revenue Code of 1986, as

amended (the Internal Revenue Code), minus any imputed income due to the exercise of stock options,

income resulting from group term insurance, income imputed due to air pass privileges, expense reimbursements and deferred compensation received in the form of a lump sum distribution. This definition of compensation excludes the following items reported as compensation under the Summary

Compensation Table: (i) imputed income from stock options, (ii) income resulting from group term insurance, (iii) income imputed due to air pass privileges, and (iv) certain expense reimbursements.

On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy

Court that US Airways satisfied the financial requirements for a “distress termination” of the

Retirement Plan, which the Bankruptcy Court approved on January 6, 2005. The Retirement Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective

February 1, 2005, the PBGC was appointed trustee for the plan. Other than Mr. Crellin, none of the named executive officers participated in the Retirement Plan. Mr. Crellin has two years of Credited

Service under the Retirement Plan. Assuming retirement effective January 1, 2005 and payment in the form of a single life annuity under the Retirement Plan, Mr. Crellin would receive payments of

$1,896.85 per month through January 31, 2009, reduced to $1,799.48 per month from February 1,

2009 through November 30, 2013, and further reduced to $1,755.22 per month on and after December

1, 2013. If the payment were made in the form of a joint and 50% survivor annuity with Mr. Crellin’s spouse as beneficiary under the Retirement Plan, Mr. Crellin would receive payments of $1,701.47 per month through January 31, 2009, reduced to $1,614.13 per month from February 1, 2009 through

November 30, 2013, and further reduced to $1,574.43 per month on and after December 1, 2013, and upon Mr. Crellin’s death his surviving spouse would receive 50% of the monthly payment amounts for her life. As a result of the termination of the Retirement Plan, Mr. Crellin’s benefits may be reduced.

Executive Defined Contribution Plans. Messrs. Crellin, Glass and Baldanza and Ms. Lanier will receive a defined contribution benefit under the US Airways Funded Executive Defined Contribution

Plan and the US Airways Unfunded Executive Defined Contribution Plan (the Executive Plans), and

Mr. Siegel and Mr. Cohen received benefits under the Executive Plans in connection with the termination of their employment during 2004. Under the Executive Plans, a contribution is credited to each participant each year, the amount of which is individually determined based upon age, service and projected earnings (including target annual bonus) such that the annual contribution to the

Executive Plans and an assumed 8% investment return will achieve a target annual benefit of 50% of final average earnings (based on total cash compensation) at normal retirement age (age 62) when combined with the executive’s benefits under the tax-qualified retirement plans maintained by

US Airways. The annual contribution to the Funded Executive Defined Contribution Plan may not

exceed 64% of the executive’s earnings for the year, and the annual allocation to the Unfunded

Executive Defined Contribution Plan may not exceed 16% of the executive’s earnings for the year.

Under the Executive Plans, contributions for disabled executives will continue during the period of disability benefits, and contributions continue for the first twelve months following an executive starting an absence from work due to the birth, adoption or caring for a child after birth or adoption, or due to pregnancy. Furthermore, upon termination of an executive on or after the occurrence of a change in control (as defined in the Executive Plans), US Airways will make an additional contribution or allocation to the Executive Plans for the year in which the termination of employment occurs, in the amount equal to the allocations that US Airways would have had to make during the years for which US Airways would be required to continue to provide such benefits under the executive’s employment agreement or severance agreement. Participants in the Executive Plans do not receive employer contributions under the tax-qualified retirement plans sponsored by US Airways

(including the 401(k) and money purchase pension plans) or under any other nonqualified defined contribution plans associated with the tax-qualified retirement plans.

Messrs. Crellin, Glass and Baldanza and Ms. Lanier receive a benefit based upon three years of credited service for each of the first five years of service (beginning on date of hire), and thereafter two years of credited service for each actual year of service up to a maximum of 30 years of credited service. Contributions and allocations are fully vested. In connection with his termination of employment on January 15, 2005, Mr. Baldanza received his benefits under the Executive Plans in accordance with the terms of the respective plans, as described below.

Eighty percent (80%) of the target benefit amount is calculated under the Funded Executive

Defined Contribution Plan and reduced to present value based on actuarial assumption under that plan,

which amount, less the maximum amount of 401(k) contributions permitted for the year, is contributed to a secular trust on a monthly basis, subject to certain limitations on the total amount that can be contributed on an annual basis. Participants also receive a payment to cover any income tax liabilities incurred in connection with the contributions to the secular trust. The remainder of the target benefit amount is unfunded and is credited to an account with an assumed annual 8% rate of return. Under letter agreements entered into with Ms. Lanier, Mr. Baldanza, Mr. Crellin and Mr. Glass on October

20, 2004, contributions under the Executive Plans after October 11, 2004 are subject to a 25%

reduction. Distributions from the Funded Executive Defined Contribution Plan will be made to participants upon termination of employment in a single lump sum payment in cash. Distributions from the Unfunded Executive Defined Contribution Plan will be made to participants in a single lump sum payment in cash after the later of termination of employment or attainment of age 62.

Employment and Severance Agreements

US Airways has entered into employment agreements with Bruce R. Lakefield and Elizabeth K.

Lanier. In addition, US Airways is a party to severance agreements, which in substance are employment agreements as well, with Alan W. Crellin, Jerrold A. Glass and B. Ben Baldanza. The

Company has entered into a Separation Agreement and Supplemental Separation Agreement with

David N. Siegel and a Separation and Consulting Agreement with Neal S. Cohen. All employment-

related agreements with Mr. Lakefield, Mr. Crellin, Ms. Lanier and Mr. Glass have not yet been assumed and are subject to modification prior to the Company’s emergence from bankruptcy.

Employment Agreement with Bruce R. Lakefield

US Airways Group and US Airways entered into an Employment Agreement with Mr. Lakefield

April 19, 2004, which is filed as Exhibit 10.6 to US Airways’ Quarterly Report on Form 10-Q for

the quarter ended September 30, 2004.

Term of Employment. The agreement provides for Mr. Lakefield to serve as US Airways’ Chief

Executive Officer and President on an at-will basis. Upon a change of control, the agreement will become effective for a two-year term and terminate at the end of the two-year period.

Salary and Benefits. Under the agreement, Mr. Lakefield is entitled to an annual base salary of not less than $425,000, subject to annual increases consistent with those provided to other key employees. Under the agreement, Mr. Lakefield received 471,200 shares of restricted stock and a nonqualified option to purchase 288,800 shares of Class A Common Stock at a price of $1.59 per share, each under the 2003 Stock Incentive Plan, which awards vest in 25% increments on each

April 19, beginning in 2005. In addition to base salary, the agreement provides that Mr. Lakefield will be awarded an annual bonus in accordance with US Airways Group’s Incentive Compensation

Plan (ICP) (or successor plan) and will be eligible to participate in the Long-Term Incentive Plan

(LTIP), each as determined by the Board or the Human Resources Committee. Mr. Lakefield

waived his participation in the ICP and the LTIP until US Airways returns to profitability. Mr.

Lakefield also waived participation in the Executive Plans and in all tax-qualified retirement plans and nonqualified retirement or deferred compensation plans sponsored by US Airways Group or

US Airways. Mr. Lakefield is entitled to participate in all welfare benefit and fringe benefit plans provided to other officers. At the time the agreement was executed, those benefits included on-line first class, positive space travel privileges for business and pleasure for Mr. Lakefield and his eligible family members, as well as a limited number of non-eligible family members and unrelated persons, a gross-up payment (up to a maximum of $10,000) to cover his tax liability resulting from such travel, free access to US Airways Club facilities for him and his eligible family members, and certain temporary living expenses.

Termination of Employment. Mr. Lakefield’s employment may be terminated at any time by mutual agreement, and terminates automatically upon his death. US Airways or US Airways Group may also terminate the agreement upon ten days’ written notice upon Mr. Lakefield’s disability, or immediately at any time for “cause” (as defined in the agreement). Mr. Lakefield may voluntarily terminate his employment, which may constitute termination for “good reason” upon certain events defined in the agreement. In the event of any termination by US Airways or US Airways Group for cause or by Mr. Lakefield for good reason, the terminating party must give written notice that indicates the specific termination provision in the agreement that is relied upon and sets forth in reasonable detail the facts and circumstances that are the basis for the termination, as well as the termination date, which may not be more than 15 days after the notice date.

Obligations Upon Termination. After two years of service with US Airways Group, including as a member of the Board, Mr. Lakefield will become vested in lifetime on-line, first class, positive space travel privileges for business and pleasure for him and his eligible family members. If Mr.

Lakefield’s employment is terminated for cause, due to death or disability, or is voluntarily terminated by Mr. Lakefield without “good reason,” Mr. Lakefield is entitled to receive all salary and vacation accrued through the date of termination, within 30 days of the date of termination. If

Mr. Lakefield’s employment is terminated due to death or disability, US Airways must also pay a prorated annual bonus if annual bonuses are paid to executives for the year in which termination occurs. If, prior to a change of control, US Airways or US Airways Group terminates Mr.

Lakefield’s employment other than for cause or if Mr. Lakefield terminates his employment for good reason, (i) Mr. Lakefield is entitled to receive all salary and vacation accrued through the date of termination, within 30 days of the date of termination, and US Airways must pay a prorated annual bonus if annual bonuses are paid to executives for the year in which termination occurs, and

(ii) Mr. Lakefield may negotiate a separate severance agreement providing severance pay and/or additional benefits, subject to his execution of a general release and covenant not to sue the company. If, within two years after a change of control, US Airways or US Airways Group terminates Mr. Lakefield’s employment other than for cause or if Mr. Lakefield terminates his employment for good reason, Mr. Lakefield is entitled to: (i) accrued but unpaid base salary and vacation; (ii) three times base salary (unreduced for any reductions then in effect) plus target annual bonus for the year in which termination occurs; (iii) three times the greater of 125% of unreduced base salary or the target LTIP award that would have been paid for the period ending in the year of termination; (iv) continuation of medical, dental, vision and prescription drug coverages for Mr.

Lakefield and his dependents for 24 months on the same premium and coverage basis as active officers (or an equivalent payment); (v) continuation of life insurance coverage for 24 months (or an equivalent payment); and (vi) on-line travel privileges to Mr. Lakefield and his eligible family members for life.

Other Obligations. In the event that any of Mr. Lakefield’s compensation (whether required under the agreement or otherwise) would be subject to an excise tax under Internal Revenue Code

Section 4999, US Airways is required to pay Mr. Lakefield an additional gross-up payment, such that after payment of all taxes, including interest or penalties, on the gross-up payment, Mr.

Lakefield will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax). Mr. Lakefield agreed to hold US Airways Group’s and US Airways’

secret or confidential information, knowledge or data as confidential, including after termination of employment, and agreed to nonsolicitation of customers and employees for one year after termination.

Employment Agreement with Elizabeth K. Lanier

US Airways’ Employment Agreement with Ms. Lanier is dated as of March 1, 2003 and is filed as

Exhibit 10.5 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003.

The Employment Agreement was amended by a letter agreement dated October 20, 2004, which is filed as Exhibit 10.38 to this Annual Report.

Term of Employment. The agreement provides for Ms. Lanier to serve as US Airways’ Executive

Vice President-Corporate Affairs and General Counsel. Ms. Lanier will serve for an initial term of three years, to be extended each year by one additional year unless either US Airways or Ms. Lanier provides notice that the term will not be extended, or, if a shorter period, until the first day of the month following Ms. Lanier’s 65th birthday (which is defined in the agreement as Ms. Lanier’s

“normal retirement date”). Upon a “change of control” (as defined in the agreement), the term of the agreement is automatically extended through the third anniversary of the date of the change of control or through Ms. Lanier’s normal retirement date, whichever is earlier.

Salary and Benefits. Under the agreement, Ms. Lanier is entitled to an annual base salary of not less than $425,000 for the initial 12 months of the term, subject to a 17% salary reduction. Ms. Lanier is entitled to salary increases in accordance with increases awarded to other key employees and her salary generally may not be decreased, except that pursuant to the letter agreement that amended the employment agreement, Ms. Lanier is currently subject to an additional 10% salary reduction. In addition to base salary, the agreement provides that Ms. Lanier will be awarded an annual bonus determined by the Board or the Human Resources Committee in accordance with US Airways

Group’s ICP (or successor plan). Ms. Lanier’s target percentage under the annual ICP each year will be no less than 60% of her base salary, and her maximum bonus opportunity each year will be no less than 120% of base salary. Ms. Lanier is eligible to participate in the LTIP with a target percentage no less than 80% of her base salary, and a maximum percentage no less than 160% of base salary. The agreement provides that Ms. Lanier will receive supplemental executive retirement benefits (which she now receives through participation in the Company’s Executive Plans, subject to a 25% reduction provided in the letter agreement that amended the employment agreement), and is entitled to equity awards consistent with those provided to other Executive Vice Presidents. Ms. Lanier is also entitled to participate in all incentive, savings, retirement and welfare benefit plans provided to other key employees. Under the agreement, Ms. Lanier is entitled to fringe benefits, office and support staff, and paid vacation, all in accordance with the most favorable practices with respect to other key employees.

During 2004, those benefits included on-line first class, positive space travel privileges for business and pleasure for Ms. Lanier and her eligible family members, as well as a limited number of non-

eligible family members and unrelated persons, a gross-up payment (up to a maximum of $10,000) to cover her tax liability resulting from such travel, free access to US Airways Club facilities for her and her eligible family members, an annual car allowance, and certain relocation benefits including up to

24 months of reasonable temporary living expenses.

Termination of Employment. Ms. Lanier’s employment may be terminated at any time by mutual agreement, and terminates automatically upon her death. US Airways may also terminate the agreement upon written notice after six months of Ms. Lanier’s continuous total and permanent disability, if Ms. Lanier does not return to work within 90 days after the written notice. US Airways may also terminate the agreement at any time for “cause” (as defined in the agreement). Ms. Lanier may voluntarily terminate her employment, which may constitute termination for “good reason” upon certain events defined in the agreement. In the event of any termination by US Airways for cause or by Ms. Lanier for good reason, the terminating party must give written notice that indicates the specific termination provision in the agreement that is relied upon and sets forth in reasonable detail the facts and circumstances that are the basis for the termination, as well as the termination date, which may not be more than 15 days after the notice date. In the event of a dispute regarding termination, the agreement and compensation continue in effect until the earlier of the resolution of the dispute or the end of the term of the agreement.

Obligations Upon Termination. If Ms. Lanier’s employment is terminated for cause, due to death or disability, or is voluntarily terminated by Ms. Lanier without “good reason,” US Airways must pay all salary (disregarding any impermissible salary decrease), deferred compensation and vacation accrued through the date of termination within 30 days of the date of termination. If Ms. Lanier’s employment is terminated due to death or disability, or is voluntarily terminated by Ms. Lanier without

“good reason,” US Airways must also pay a prorated annual bonus based on the amount of Ms.

Lanier’s annual bonus for the previous fiscal year. If, prior to a change of control and not in connection with a change of control, US Airways terminates Ms. Lanier’s employment other than for cause, disability or death or if Ms. Lanier terminates her employment for good reason: (i) US Airways will pay to Ms. Lanier a lump sum in cash within five days after the date of termination equal to the aggregate of Ms. Lanier’s accrued but unpaid base salary (disregarding any impermissible reductions),

a prorated annual bonus (based on the higher of the target bonus applicable under the agreement, the bonus paid during, or the bonus paid with respect to, the most recent fiscal year), two times the sum of such annual base salary and Ms. Lanier’s target annual bonus for the year in which the termination occurs, any previously deferred compensation, and any accrued vacation pay; and (ii) for two years after the date of termination, US Airways will continue benefits to Ms. Lanier and/or her family as if the agreement had continued. If, after a change of control or prior to a change in control and in connection with a change of control, US Airways terminates Ms. Lanier’s employment other than for cause, disability or death or if Ms. Lanier terminates her employment for good reason: (i) US Airways will pay to Ms. Lanier a lump sum in cash within five days after the date of termination equal to the aggregate of Ms. Lanier’s accrued but unpaid base salary (disregarding any impermissible reductions),

a prorated annual bonus (based on the higher of the target bonus applicable under the agreement, the bonus paid during, or the bonus paid with respect to, the most recent fiscal year), three times the sum of such annual base salary and such annual bonus, any previously deferred compensation, any accrued vacation pay, and an amount equal to the amount of additional benefits Ms. Lanier would receive under all US Airways retirement plans if Ms. Lanier continued employment through the term of the agreement; (ii) for purposes of eligibility for retiree benefits, Ms. Lanier shall be considered to have remained employed and retired on the last day of the term of the agreement; (iii) for three years after the date of termination, US Airways will continue benefits to Ms. Lanier and/or her family as if the agreement had continued; and (iv) at the end of the three-year period, US Airways will continue health insurance and on-line travel privileges to Ms. Lanier for life. In addition, as a participant in the LTIP,

upon a change of control, she would be eligible for a payment for each three-year performance period under the LTIP that has not yet been completed in an amount that would have been payable to her if target performance had been met for each performance period. Further, upon termination of Ms.

Lanier’s employment for any reason following the completion of at least 5 years of service,

US Airways will continue to provide Ms. Lanier with on-line travel privileges for life.

Other Obligations. US Airways agreed to pay Ms. Lanier’s reasonable legal fees and expenses incurred as a result of any contest by US Airways or others of the validity or enforceability of, or liability under the agreement, plus interest. In addition, in the event that any of Ms. Lanier’s compensation (whether required under the agreement or otherwise) would be subject to an excise tax under Internal Revenue Code Section 4999, US Airways is required to pay Ms. Lanier an additional gross-up payment, such that after payment of all taxes, including interest or penalties, on the gross-up payment, Ms. Lanier will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax). Ms. Lanier agreed to hold US Airways Group’s and

US Airways’ secret or confidential information, knowledge or data as confidential, including after termination of employment.

Severance Agreement with Alan W. Crellin

US Airways’ Severance Agreement with Mr. Crellin is dated as of June 26, 2002 and is filed as

Exhibit 10.9 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002.

The Severance Agreement was amended by letter agreements dated July 25, 2002 and October 20,

2004, which are filed as Exhibits 10.17 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002 and Exhibit 10.37 to this Annual Report, respectively.

Term of Employment. The agreement provides for Mr. Crellin to serve as Executive Vice President of US Airways for an initial term of three years, to be extended each year by one additional year unless either US Airways or Mr. Crellin provides notice that the term will not be extended, or, if a shorter period, until the first day of the month following Mr. Crellin’s 65th birthday (which is defined in the agreement as Mr. Crellin’s “normal retirement date”). Upon a “change of control” (as defined in the agreement), the term of the agreement is automatically extended to the third anniversary of the date of the change of control or through Mr. Crellin’s normal retirement date, whichever is earlier.

Salary and Benefits. The agreement does not specify Mr. Crellin’s salary and benefits prior to the date of a change of control. However, pursuant to the letter agreement that amended the severance agreement, Mr. Crellin became subject to a 17% and an additional 10% salary reduction and a 25%

reduction in retirement plan contributions effective October 11, 2004. Beginning on the date of a change of control and continuing for a period of three years thereafter, or until Mr. Crellin’s normal retirement date, if earlier, the agreement provides for minimum salary and benefits that must be provided to Mr. Crellin. US Airways will pay Mr. Crellin a base salary for the first 12 months of such period at a rate not less than his base salary in effect on the date of the change of control. Mr. Crellin’s salary may not be decreased thereafter and must be increased in accordance with pay increases provided to other executive vice president level employees. In addition, Mr. Crellin will be awarded an annual bonus determined by the Board or the Human Resources Committee in accordance with

US Airways Group’s ICP or successor plan. In addition to base salary and annual bonus, Mr. Crellin will be entitled to participate in all incentive, savings, retirement and welfare benefit plans applicable to executive vice president level employees, under terms at least as favorable as the most favorable plans provided during the 90-day period prior to the change of control. Mr. Crellin will also be entitled to fringe benefits, including but not limited to space positive and space available travel privileges in all classes of service and cabins on all air carriers owned by US Airways and any of its affiliates, including all carriers owned by any individual, entity or group that has entered into an agreement that constitutes a change of control, and to paid vacation under terms at least as favorable as the most favorable travel privileges and vacation program provided during the 90-day period prior to the change of control. Mr. Crellin will continue to be entitled to all of the foregoing compensation and benefits, if applicable, during the first six months of Mr. Crellin’s total and permanent disability.

Termination of Employment. Mr. Crellin’s employment may be terminated at any time by mutual agreement, and terminates automatically upon his death. US Airways may also terminate the agreement upon written notice after six months of Mr. Crellin’s continuous total and permanent disability, if Mr. Crellin does not return to work within 90 days after the written notice. US Airways may also terminate the agreement at any time for “cause” (as defined in the agreement). Mr. Crellin may voluntarily terminate his employment, which may constitute termination for “good reason” upon certain events defined in the agreement. In the event of any termination by US Airways for cause or by Mr. Crellin for good reason within three years after a change of control and before Mr. Crellin’s normal retirement date, the terminating party must give written notice that indicates the specific termination provision in the agreement that is relied upon and sets forth in reasonable detail the facts and circumstances that are the basis for the termination, as well as the termination date, which may not be more than 15 days after the notice date. For post-change of control terminations, in the event of a dispute regarding termination, the agreement and compensation continue in effect until the earlier of the resolution of the dispute, Mr. Crellin’s normal retirement date, or the third anniversary of the date of the change of control.

Obligations Upon Termination. If Mr. Crellin’s employment is terminated for cause, due to death or disability, or is voluntarily terminated by Mr. Crellin without “good reason,” US Airways must pay all salary, deferred compensation and vacation accrued through the date of termination within 30 days of the date of termination. If termination is due to death or disability and occurs within three years after a change of control and before Mr. Crellin’s normal retirement date, US Airways must also pay a prorated annual bonus based on the amount of Mr. Crellin’s annual bonus for the previous fiscal year.

If, prior to a change of control and not in connection with a change of control, US Airways terminates

Mr. Crellin’s employment other than for cause, disability or death or if Mr. Crellin terminates his employment for good reason, US Airways will pay to Mr. Crellin in a lump sum in cash within 30 days after the date of termination the aggregate of Mr. Crellin’s accrued but unpaid base salary,

deferred compensation and benefits, plus an amount equal to two times the sum of his annual rate of base salary and his target annual bonus. If, after a change of control, or prior to a change of control but in connection with a change of control, US Airways terminates Mr. Crellin’s employment other than for cause, disability or death or if Mr. Crellin terminates his employment for good reason: (i)

US Airways will pay to Mr. Crellin a lump sum in cash within 30 days after the date of termination equal to the aggregate of Mr. Crellin’s accrued but unpaid base salary (disregarding any impermissible reductions in Mr. Crellin’s salary), a prorated annual bonus (based on the higher of the target bonus immediately in effect prior to the change of control, the bonus paid during, or the bonus paid with respect to, the most recent fiscal year ending after the change of control), three times the sum of such annual base salary and such annual bonus, any previously deferred compensation, and any accrued vacation pay; (ii) for three years after the date of termination, US Airways will continue benefits to Mr.

Crellin and/or his family as if the agreement had continued; (iii) for purposes of eligibility for retirement, Mr. Crellin shall be considered to have remained employed until the third anniversary of the date of termination; and (iv) US Airways will provide continuation of travel privileges for life. In addition, as a participant in the LTIP, upon a change of control, he would be eligible for a payment for each three-year performance period under the LTIP that has not yet been completed in an amount that would have been payable to him if target performance had been met for each performance period.

Upon termination of Mr. Crellin’s employment for any reason following the fifth anniversary of his date of employment, he will be entitled to lifetime travel privileges.

Other Obligations. US Airways agreed to pay Mr. Crellin’s reasonable legal fees and expenses incurred as a result of any contest by US Airways or others of the validity or enforceability of, or liability under the agreement, plus interest. In the case of a contest regarding (i) payments upon termination of Mr. Crellin’s employment prior to a change of control and not in connection with a change of control other than for cause, disability or death or termination by Mr. Crellin for good reason, or (ii) lifetime travel privileges following Mr. Crellin’s fifth anniversary of employment,

US Airways is only required to make such payments if Mr. Crellin prevails on at least one material issue in such contest. In addition, in the event that any of Mr. Crellin’s compensation (whether required under the agreement or otherwise) would be subject to an excise tax under Section 4999 of the Internal Revenue Code, US Airways is required to pay Mr. Crellin an additional gross-up payment,

such that after payment of all taxes, including interest or penalties, on the gross-up payment, Mr.

Crellin will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax). Mr. Crellin agreed to hold US Airways Group’s and US Airways’

confidential and proprietary information as confidential, including after termination of employment. If

Mr. Crellin violates this confidentiality agreement, any payments due under the agreement are forfeited.

First Amendment to Severance Agreement. US Airways entered into a First Amendment to Mr.

Crellin’s Severance Agreement on March 31, 2003 that is filed as Exhibit 10.3 to US Airways’

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. The Amendment provides that (1) no change of control will be deemed to have occurred in connection with transactions under the RSA investment agreement or in connection with US Airways’ emergence from the Prior

Bankruptcy and (2) any relocation of US Airways’ headquarters outside of the Washington, D.C.

metropolitan area will constitute good reason for Mr. Crellin to terminate his employment.

Severance Agreement with Jerrold A. Glass

US Airways’ Severance Agreement with Mr. Glass is dated as of April 8, 2002 and is filed as

Exhibit 10.10 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002.

The Severance Agreement was amended by letter agreements dated July 25, 2002 and October 20,

2004, which are filed as Exhibit 10.18 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002 and Exhibit 10.40 to this Annual Report, respectively.

Term of Employment. The agreement provides for Mr. Glass to serve as Senior Vice President of

US Airways for an initial term of three years, to be extended each year by one additional year unless either US Airways or Mr. Glass provides notice that the term will not be extended, or, if a shorter period, until the first day of the month following Mr. Glass’s 65th birthday (which is defined in the agreement as Mr. Glass’s “normal retirement date”). Upon a “change of control” (as defined in the agreement), the term of the agreement is automatically extended to the third anniversary of the date of the change of control or through Mr. Glass’s normal retirement date, whichever is earlier.

Salary and Benefits. The agreement does not specify Mr. Glass’s salary and benefits prior to the date of a change of control. However, pursuant to the letter agreements that amended the severance agreement, Mr. Glass became subject to a 17% and an additional 10% salary reduction and a 25%

reduction in retirement plan contributions effective October 11, 2004. Beginning on the date of a change of control and continuing for a period of three years thereafter, or until Mr. Glass’s normal retirement date, if earlier, the agreement provides for minimum salary and benefits that must be provided to Mr. Glass. US Airways will pay Mr. Glass a base salary for the first 12 months of such period at a rate not less than his base salary in effect on the date of the change of control. Mr. Glass’s salary may not be decreased thereafter and must be increased in accordance with pay increases provided to other senior vice president level employees. In addition, Mr. Glass will be awarded an annual bonus determined by the Board or the Human Resources Committee in accordance with

US Airways Group’s ICP or successor plan. In addition to base salary and annual bonus, Mr. Glass will be entitled to participate in all incentive, savings, retirement and welfare benefit plans applicable to senior vice president level employees, under terms at least as favorable as the most favorable plans provided during the 90-day period prior to the change of control. Mr. Glass will also be entitled to fringe benefits, including but not limited to space positive and space available travel privileges in all classes of service and cabins on all air carriers owned by US Airways and any of its affiliates,

including all carriers owned by any individual, entity or group that has entered into an agreement that constitutes a change of control, and to paid vacation under terms at least as favorable as the most favorable travel privileges and vacation program provided during the 90-day period prior to the change of control. Mr. Glass will continue to be entitled to all of the foregoing compensation and benefits, if applicable, during the first six months of Mr. Glass’s total and permanent disability

Termination of Employment. Mr. Glass’s employment may be terminated at any time by mutual agreement, and terminates automatically upon his death. US Airways may also terminate the agreement upon written notice after six months of Mr. Glass’s continuous total and permanent disability, if Mr. Glass does not return to work within 90 days after the written notice. US Airways may also terminate the agreement at any time for “cause” (as defined in the agreement). Mr. Glass may voluntarily terminate his employment, which may constitute termination for “good reason” upon certain events defined in the agreement. In the event of any termination by US Airways for cause or by Mr. Glass for good reason within three years after a change of control and before Mr. Glass’s normal retirement date, the terminating party must give written notice that indicates the specific termination provision in the agreement that is relied upon and sets forth in reasonable detail the facts and circumstances that are the basis for the termination, as well as the termination date, which may not be more than 15 days after the notice date. For post-change of control terminations, in the event of a dispute regarding termination, the agreement and compensation continue in effect until the earlier of the resolution of the dispute, Mr. Glass’s normal retirement date, or the third anniversary of the date of the change of control.

Obligations Upon Termination. If Mr. Glass’s employment is terminated for cause, due to death or disability, or is voluntarily terminated by Mr. Glass without “good reason,” US Airways must pay all salary, deferred compensation and vacation accrued through the date of termination within 30 days of the date of termination. If termination is due to death or disability and occurs within three years after a change of control and before Mr. Glass’s normal retirement date, US Airways must also pay a prorated annual bonus based on the amount of Mr. Glass’s annual bonus for the previous fiscal year. If, prior to a change of control and not in connection with a change of control, US Airways terminates Mr.

Glass’s employment other than for cause, disability or death or if Mr. Glass terminates his employment for good reason, US Airways will pay to Mr. Glass in a lump sum in cash within 30 days after the date of termination the aggregate of Mr. Glass’s accrued but unpaid base salary, deferred compensation and benefits, plus an amount equal to two times the sum of his annual rate of base salary and his target annual bonus. If, after a change of control, or prior to a change of control but in connection with a change of control, US Airways terminates Mr. Glass’s employment other than for cause, disability or death or if Mr. Glass terminates his employment for good reason: (i) US Airways will pay to Mr. Glass a lump sum in cash within 30 days after the date of termination equal to the aggregate of Mr. Glass’s accrued but unpaid base salary (disregarding any impermissible reductions in

Mr. Glass’s salary), a prorated annual bonus (based on the higher of the target bonus immediately in effect prior to the change of control, the bonus paid during, or the bonus paid with respect to, the most recent fiscal year ending after the change of control), three times the sum of such annual base salary and such annual bonus, any previously deferred compensation, and any accrued vacation pay; (ii) for three years after the date of termination, US Airways will continue benefits to Mr. Glass and/or his family as if the agreement had continued; (iii) for purposes of eligibility for retirement, Mr. Glass shall be considered to have remained employed until the third anniversary of the date of termination; and

(iv) US Airways will provide continuation of travel privileges for life. In addition, as a participant in the LTIP, upon a change of control, he would be eligible for a payment for each three-year performance period under the LTIP that has not yet been completed in an amount that would have been payable to him if target performance had been met for each performance period. Upon termination of Mr. Glass’s employment for any reason following the fifth anniversary of his date of employment, he will be entitled to lifetime travel privileges.

Other Obligations. US Airways agreed to pay Mr. Glass’s reasonable legal fees and expenses incurred as a result of any contest by US Airways or others of the validity or enforceability of, or liability under the agreement, plus interest. In the case of a contest regarding (i) payments upon termination of Mr. Glass’s employment prior to a change of control and not in connection with a change of control other than for cause, disability or death or termination by Mr. Glass for good reason,

or (ii) lifetime travel privileges following Mr. Glass’s fifth anniversary of employment, US Airways is only required to make such payments if Mr. Glass prevails on at least one material issue in such contest. In addition, in the event that any of Mr. Glass’s compensation (whether required under the agreement or otherwise) would be subject to an excise tax under Section 4999 of the Internal Revenue

Code, US Airways is required to pay Mr. Glass an additional gross-up payment, such that after payment of all taxes, including interest or penalties, on the gross-up payment, Mr. Glass will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax). Mr. Glass agreed to hold US Airways Group’s and US Airways’ confidential and proprietary information as confidential, including after termination of employment. If Mr. Glass violates this confidentiality agreement, any payments due under the agreement are forfeited.

First Amendment to Severance Agreement. US Airways entered into a First Amendment to Mr.

Glass’s Severance Agreement on March 31, 2003 that is filed as Exhibit 10.33 to this Annual Report.

The Amendment provides that (1) no change of control will be deemed to have occurred in connection with transactions under the RSA investment agreement or in connection with US Airways’ emergence from the Prior Bankruptcy and (2) any relocation of US Airways’ headquarters outside of the

Washington, D.C. metropolitan area will constitute good reason for Mr. Glass to terminate his employment.

Severance Agreement with B. Ben Baldanza

US Airways’ Severance Agreement with Mr. Baldanza is dated as of June 26, 2002 and is filed as

Exhibit 10.14 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003.

The Severance Agreement was amended by letter agreements dated July 25, 2002 and October 20,

2004, which are filed as Exhibits 10.18 to Amendment No. 1 to US Airways’ Annual report on Form

10-K for the year ended December 31, 2002) and Exhibit 10.35 to this Annual Report, respectively.

The Severance Agreement was also amended by a First Amendment on March 31, 2003, which is filed as Exhibit 10.15 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003.

The Amendment provided that (1) no change of control was deemed to have occurred in connection with transactions under the RSA investment agreement or in connection with US Airways’ emergence from the Prior Bankruptcy and (2) any relocation of US Airways’ headquarters outside of the

Washington, D.C. metropolitan area will constitute good reason for Mr. Baldanza to terminate his employment. Mr. Baldanza terminated his employment with the Company effective January 15, 2005,

and the Company does not intend to assume the Severance Agreement, as amended, in connection with the Chapter 11 proceedings.

Term of Employment, Salary and Benefits. The agreement provided for Mr. Baldanza to serve as

Senior Vice President of US Airways for an initial term of three years, to be extended each year by one additional year unless either US Airways or Mr. Baldanza provided notice that the term will not be extended. The agreement also provided that Mr. Baldanza’s employment could be terminated at any time by mutual agreement, and terminated automatically upon his death. US Airways had the right terminate the agreement in the event of Mr. Baldanza’s continuous total and permanent disability or for “cause” (as defined in the agreement), and Mr. Baldanza had the right to terminate his employment for “good reason” upon certain events defined in the agreement. Mr. Baldanza’s voluntary termination of his agreement effective January 15, 2005 was not for “good reason.”

The agreement did not specify Mr. Baldanza’s salary and benefits prior to the date of a change of control. However, pursuant to the letter agreements that amended the severance agreement, Mr.

Baldanza had been subject to a 17% and became subject to an additional 10% salary reduction and a

25% reduction in retirement plan contributions effective October 11, 2004. Beginning on the date of a change of control and continuing for a period of three years thereafter, or until Mr. Baldanza’s normal retirement date, if earlier, the agreement provided for minimum salary and benefits that must be provided to Mr. Baldanza.

Obligations Upon Termination. The agreement provided for various payments to Mr. Baldanza upon termination for cause, for good reason, upon death or disability or due to a change of control,

which are described in detail in US Airways Group’s proxy statement for its 2004 annual meeting of shareholders. Due to his voluntary termination without good reason, these provisions no longer apply.

As provided in the agreement, upon voluntary termination of the agreement by Mr. Baldanza without good reason, US Airways paid all salary, deferred compensation and vacation accrued by Mr.

Baldanza through the date of termination.

Other Obligations. Upon termination of Mr. Baldanza’s employment for any reason following the fifth anniversary of his date of employment, he was entitled to lifetime travel privileges. US Airways also agreed to pay Mr. Baldanza’s reasonable legal fees and expenses incurred as a result of any contest by US Airways or others of the validity or enforceability of, or liability under the agreement,

plus interest. In the case of a contest regarding (i) payments upon termination of Mr. Baldanza’s employment prior to a change of control and not in connection with a change of control other than for cause, disability or death or termination by Mr. Baldanza for good reason, or (ii) lifetime travel privileges following Mr. Baldanza’s fifth anniversary of employment, US Airways is only required to make such payments if Mr. Baldanza prevails on at least one material issue in such contest. In addition, in the event that any of Mr. Baldanza’s compensation (whether required under the agreement or otherwise) would be subject to an excise tax under Section 4999 of the Internal Revenue Code,

US Airways is required to pay Mr. Baldanza an additional gross-up payment, such that after payment of all taxes, including interest or penalties, on the gross-up payment, Mr. Baldanza will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax). Mr. Baldanza agreed to hold US Airways Group’s and US Airways’ confidential and proprietary information as confidential, including after termination of employment. If Mr. Baldanza violates this confidentiality agreement, any payments due under the agreement are forfeited. The obligations set forth in this paragraph will no longer apply if the Company does not assume the Severance

Agreement, as amended, in connection with the Chapter 11 proceedings.

Separation Agreement with David N. Siegel

US Airways Group and US Airways entered into a Separation Agreement with Mr. Siegel dated

April 23, 2004, which is filed as Exhibit 10.10 to US Airways’ Quarterly Report on Form 10-Q for

the quarter ended June 30, 2004.

The agreement provided that Mr. Siegel’s service as President and Chief Executive Officer of

Airways was terminated by Mr. Siegel for “good reason” on April 19, 2004. The agreement provided for a cash severance payment of $4,725,410, which was paid in a single lump sum. In addition, 669,600 outstanding Warrants held by Mr. Siegel became fully vested and remain exercisable until April 1, 2010. 1,130,400 shares of restricted stock held by Mr. Siegel became fully vested under the agreement. Mr. Siegel is also entitled to continue participating in certain employee benefits for three years. The agreement required US Airways to reimburse Mr. Siegel up to $15,000 for his legal fees incurred in connection with the separation agreement. The agreement requires Mr.

Siegel to protect US Airways’ and US Airways Group’s confidential information for three years,

and not to solicit customers, clients or employees for six months. The agreement provided for mutual general releases of claims.

Supplemental Separation Agreement with David N. Siegel

US Airways Group and US Airways entered into a Supplemental Separation Agreement with

Mr. Siegel dated May 19, 2004, which is filed as Exhibit 10.11 to US Airways’ Quarterly Report on

Form 10-Q for the quarter ended June 30, 2004. The Supplemental Separation Agreement supplemented the initial Separation Agreement described above, and in particular, resolved the supplemental executive retirement benefits for Mr. Siegel.

Under the agreement, Mr. Siegel became entitled to benefits under the Executive Plans. The total contribution under the Funded Executive Defined Contribution Plan for Mr. Siegel was

$681,419, which was paid to Mr. Siegel as provided in the plan. In addition, Mr. Siegel received a tax gross-up payment of $493,441. The allocation under the Unfunded Executive Defined

Contribution Plan for Mr. Siegel was $91,714, which is distributable to Mr. Siegel in accordance with the terms of that plan. The agreement required Mr. Siegel to cooperate with US Airways and

US Airways Group for six months after the date of his termination of employment and to reasonably assist on all matters related to his employment and the conduct of business, including any litigation.

US Airways agreed to reimburse Mr. Siegel up to an additional $50,000 for his legal fees incurred in connection with the separation agreement and supplemental separation agreement. The agreement also entitled Mr. Siegel to receive $75,000 for accrued but unused vacation time. Mr.

Siegel also agreed not to solicit customers, clients or employees for six months, and the agreement provided for mutual general releases of claims.

Employment Agreement with David N. Siegel

US Airways’ Employment Agreement with Mr. Siegel was dated as of March 11, 2002 and was filed as Exhibit 10.41 to US Airways’ Annual Report on Form 10-K for the year ended December 31,

2001. In addition, a letter agreement between US Airways and Mr. Siegel dated as of March 11, 2002,

which supplemented the employment agreement, was filed as Exhibit 10.49 to US Airways’ Annual

Report on Form 10-K for the year ended December 31, 2001. Mr. Siegel’s employment agreement and the supplementary letter agreement were terminated and superseded by the separation agreement and supplemental separation agreement described above, except that the following provisions of the employment agreement survived: (i) US Airways agreed to pay Mr. Siegel’s reasonable legal fees and expenses incurred as a result of any contest by US Airways or others of the validity or enforceability of, or liability under, the separation agreement and supplemental separation agreement, plus interest,

and (ii) in the event that any of Mr. Siegel’s compensation would be subject to an excise tax under

Internal Revenue Code Section 4999, US Airways is required to pay Mr. Siegel an additional gross-up payment, such that after payment of all taxes, including interest or penalties, on the gross-up payment,

Mr. Siegel will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax).

Separation and Consulting Agreement with Neal S. Cohen

US Airways Group and US Airways entered into a Separation and Consulting Agreement with

Mr. Cohen dated April 30, 2004, which is filed as Exhibit 10.12 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

The agreement provided that Mr. Cohen’s service as Executive Vice President and Chief

Financial Officer of Airways was terminated by Mr. Cohen for “good reason” on April 30, 2004.

The agreement provided for a cash severance payment of $1,523,033, which was paid in a single lump sum. In addition, 223,200 outstanding Warrants held by Mr. Cohen were fully vested and remain exercisable until April 1, 2010. 376,800 shares of restricted stock held by Mr. Cohen became fully vested under the agreement. The agreement provided that Mr. Cohen would provide consulting services for three months, which could be extended by mutual written agreement. For the consulting services, Mr. Cohen received $50,000 per month, plus $20,000 per month in future first class travel on Airways at a value of $200 per domestic flight round trip, $400 per Caribbean flight round trip and $600 per European flight round trip, prorated for partial months. The agreement required US Airways to reimburse Mr. Cohen up to $10,000 for his legal fees incurred in connection with the separation agreement. The agreement requires Mr. Cohen to protect

US Airways’ and US Airways Group’s confidential information for one year, and not to solicit customers, clients or employees for nine months. The agreement provided for mutual general releases of claims.

Severance Agreement with Neal S. Cohen

US Airways’ Severance Agreement with Mr. Cohen was dated as of April 8, 2002 and was filed as

Exhibit 10.8 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002.

Mr. Cohen’s severance agreement was terminated and superseded by the separation agreement described above.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers or directors serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company’s Board of Directors or Human Resources Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

US Airways Group is the sole shareholder of US Airways, and holds all 1,000 shares of outstanding common stock.

Item 13. Certain Relationships and Related Transactions

In connection with the consummation of the 2003 Plan, RSA made an equity investment in

US Airways Group equal to $240 million. In exchange for the $240 million investment, RSA received the following securities of US Airways Group, representing approximately 36.2%, on a fully-diluted basis, of US Airways Group’s equity: 20,652,593 shares of Class A Common Stock, 5,000,000 shares of Class B Common Stock, 75,000 shares of Class B Preferred Stock, 1,380,570 Warrants and

1,380,570 shares of Class A Preferred Stock. As of February 1, 2005, in connection with its investment, RSA held a voting interest of approximately 71.7% in US Airways Group and is entitled to designate and vote to elect eight of the 15 directors on US Airways Group’s board of directors. Dr.

David G. Bronner and Mr. William T. Stephens, two of the directors of both US Airways Group and

US Airways, are the Manager and Secretary of RSA, respectively.

Until September 26, 2007, RSA has agreed to vote all of the shares of voting capital stock received in connection with the consummation of the 2003 Plan and then owned by it in favor of all of the directors nominated in accordance with the investment agreement between US Airways Group and

RSA, which directors include US Airways Group’s chief executive officer, four directors nominated by the various unions and their affiliates, and two directors identified by US Airways Group’s chief executive officer, neither of whom is an employee or affiliate of US Airways Group, at each annual meeting of US Airways Group’s stockholders or at any meeting of the stockholders at which members of its Board of Directors are to be elected.

RSA funded $75 million of the non-guaranteed portion of the ATSB Loan. For more information about the ATSB Loan, see Part I, Item 3. “Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Liquidity and Capital Resources.” In connection with RSA’s partial funding, it received from US Airways Group 636,249 additional Warrants and 636,249 additional shares of Class A Preferred Stock. With respect to the prepayments of the ATSB Loan,

RSA, as one of the lenders under the ATSB Loan, has received prepayments totaling $21 million through December 31, 2004, which represented its pro rata portion of the prepayment amount based on the percentage of the original aggregate amount of the ATSB Loan that RSA funded. As of

December 31, 2004, $54 million was outstanding under RSA’s portion of the ATSB Loan.

See also Note 12 in the Notes to the Financial Statements included in this report for additional information regarding related party transactions between the Company, US Airways Group and

US Airways Group’s other wholly owned subsidiaries.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for US Airways Group and US Airways by

KPMG LLP as of or for the fiscal years ended December 31, 2004 and 2003 are set forth below. The aggregate fees included in the Audit category are fees for the fiscal years for the audit of the annual financial statements and review of quarterly financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year 2004	Fiscal Year 2003
Audit Fees	$2,332,895	$2,015,000
Audit-Related Fees	$562,801	$714,300
Tax Fees	$597,698	$745,578
All Other Fees	$—	$—

Total	$3,493,394	$3,474,878

Audit Fees for the fiscal years ended December 31, 2004 and 2003 were for professional services rendered for the audits of the annual financial statements, the audit of internal control over financial reporting (2004) and quarterly review of the financial statements included in the Quarterly Reports on

Form 10-Q, including bankruptcy related transactions and the adoption of fresh start reporting (2003).

Audit fees also include statutory audits and consents to the use of audit reports in SEC filings.

Audit-Related Fees as of the fiscal years ended December 31, 2004 and 2003 were for audits of employee benefit plans and other audit related services.

Tax Fees as of the fiscal years ended December 31, 2004 and 2003 were for tax compliance advice related primarily to bankruptcy matters, change of ownership and review of tax returns.

There were no fees which fall into the classification of All Other Fees as of the fiscal years ended

December 31, 2004 and 2003.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Commencing in May 2003, with the effectiveness of new rules adopted under the Sarbanes-

Oxley Act of 2002, the Audit Committee established a practice of pre-approving all services (audit and non-audit) provided by the Company’s independent auditors and is responsible for determining whether these services are consistent with the auditor’s independence. The Audit Committee adopted a pre-approval policy in May 2003 that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided to the Company by its independent auditors. The policy requires the pre-approval of all services at a meeting of the Audit Committee or through the following detailed process:

•	submission by the independent auditors of a detailed description of the audit or non-audit service being requested by management, including an engagement fee or range of fees for the service;

•	the Company’s analysis and certification that the services are not prohibited services under the Sarbanes-Oxley Act of 2002 and related rules or regulations;

•	the Company’s certification that the services are compatible with the auditors’

independence requirements;

•	the review and approval of one authorized member of management (either the General

Counsel or the Executive Vice President - Finance and Chief Financial Officer) before submitting the proposal to the Chairman of the Audit Committee;

•	the analysis and verification by the independent auditor that the services are not prohibited services under the Sarbanes-Oxley Act of 2002 and related rules or regulations;

•	the verification by the independent auditor that the services are compatible with the auditors’ independence requirements;

•	the review and approval by the lead engagement partner before submitting the proposal to the Chairman of the Audit Committee;

•	the approval by the Chairman of the Audit Committee; and

•	informing the full Audit Committee of such approval in a timely manner.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Financial Statements

The following financial statements of US Airways, Inc. are included in Part II, Item 8 of this report:

•	Statements of Operations for the year ended December 31, 2004, the nine months ended

December 31, 2003 (Successor Company), the three months ended March 31, 2003 and the year ended December 31, 2002 (Predecessor Company)

•	Balance Sheets as of December 31, 2004 and December 31, 2003 (Successor Company)

•	Statements of Cash Flows for the year ended December 31, 2004, the nine months ended

December 31, 2003 (Successor Company), the three months ended March 31, 2003 and the year ended December 31, 2002 (Predecessor Company)

•	Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2004, the nine months ended December 31, 2003 (Successor Company), the three months ended March 31,

2003 and the year ended December 31, 2002 (Predecessor Company)

•	Notes to Financial Statements

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

Current Report on Form 8-K dated March 18, 2003)

2.2

Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. Secs. 1129(a) and (b) and Fed.

R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of US Airways

Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.2 to US Airways’ Current Report on Form 8-K dated March 18, 2003)

3.1

Amended and Restated Certificate of Incorporation of US Airways, Inc., effective as of March 31,

2003 (incorporated by reference to Plan Exhibit C-2 to the First Amended Joint Plan of

Reorganization of US Airways Group and Its Affiliated Debtors and Debtors-in-Possession, As

Modified (incorporated by reference to Exhibit 2.1 to US Airways Current Report on Form 8-K

dated March 18, 2003)

3.2

Amended and restated By-Laws of US Airways, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended

March 31, 2003)

10.1

Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial

Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board

(incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report on Form 10-Q for the

quarter ended March 31, 2003)

10.2

Amendment No. 1 dated December 18, 2003 to Loan Agreement dated March 31, 2003 among

US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the

Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to US Airways’

Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.3

Amendment No. 2 dated March 12, 2004 to Loan Agreement dated March 31, 2003 among

US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the

Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.2 to US Airways’

Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.4

Amendment No. 3 dated May 21, 2004 to Loan Agreement dated March 31, 2004 among

US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the

Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to US Airways’

Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.5

Amendment No. 4 dated July 13, 2004 to Loan Agreement dated March 31, 2004 among

US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the

Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.2 to US Airways’

Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.6

Final Order (I) Authorizing Debtors’ Use of Cash Collateral and (II) Providing

Adequate Protection Pursuant to Bankruptcy Rules 4001(b) and 4001(d) (incorporated by reference to Exhibit 99 to US Airways Group’s Current Report on Form 8-K dated October 14,

2004) (incorporated by reference to Exhibit 10.2 to US Airways’ Quarterly Report on Form 10-Q

for the quarter ended September 30, 2004)

10.7

Motion to Authorize and Approve (1) The Primary Tranche A Lender Assignment, (2) The

Alternate Tranche A Lender Assignment, and (3) Amendment No. 5 to the Loan Agreement

pursuant to 11 U.S.C. Sections 105, 363, 1108, and Bankruptcy Rules 4001 and 6004 )

(incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K

dated December 28, 2004)

10.8

Order Approving (1) The Primary Tranche A Lender Assignment, (2) The Alternate Tranche A

Lender Assignment, and (3) Amendment No. 5 to Loan Agreement pursuant to 11 U.S.C.

Sections 105, 363, 1108, and Bankruptcy Rules 4001 and 6004 (incorporated by reference to

Exhibit 99.2 to US Airways Group’s Current Report on Form 8-K dated December 28, 2004)

10.9

Master Memorandum of Understanding among US Airways Group, Inc., US Airways, Inc., and

General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc.

and General Electric Company, GE Transportation Component (incorporated by reference to

Exhibit 10.9 to US Airway Group’s Annual Report on Form 10-K for the year ended

December 31, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the United States Securities and Exchange

Commission (SEC))

10.10	US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.11

First Amendment to the US Airways Funded Executive Defined Contribution Plan dated January

26, 2004 (incorporated by reference to Exhibit 10.4 to US Airways’ Quarterly Report for the

quarter ended June 30, 2004)

10.12	Second Amendment to the US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.13	Third Amendment to the US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.6 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.14	US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.2 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.15

First Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated

January 26, 2004 (incorporated by reference to Exhibit 10.7 to US Airways’ Quarterly Report for

the quarter ended June 30, 2004)

10.16	Second Amendment to the US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.8 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.17	Third Amendment to the US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.9 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.18

Employment Agreement between US Airways Group, Inc. and US Airways, Inc. and its President and

Chief Executive Officer effective May 19, 2004 (incorporated by reference to Exhibit 10.6 to

US Airways’ Quarterly Report for the quarter ended September 30, 2004)

10.19

Employment Agreement between US Airways and David N. Siegel effective March 11, 2002

(incorporated by reference to Exhibit 10.41 to US Airways’ Annual Report on Form 10-K for the

year ended December 31, 2001)

10.20

Amendment No. 1 effective March 31, 2003 to the Employment Agreement dated March 11, 2002 between US Airways and David N. Siegel (incorporated by reference to Exhibit 10.1 to

US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.21

Separation Agreement between U.S. Airways Group, Inc., U.S. Airways, Inc. and David N. Siegel

dated April 23, 2004 (incorporated by reference to Exhibit 10.10 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.22

Supplemental Separation Agreement between US Airways Group, Inc., US Airways, Inc. and

David N. Siegel dated May 19, 2004 (incorporated by reference to Exhibit 10.11 to US Airways’

Quarterly Report for the quarter ended June 30, 2004)

10.23

Employment agreement between US Airways and its Executive Vice President–Corporate Affairs

and General Counsel effective March 1, 2003 (incorporated by reference to Exhibit 10.5 to

US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.24

Severance Agreement between US Airways and Neal S. Cohen effective April 8, 2002

(incorporated by reference to Exhibit 10.8 to US Airways’ Annual Report on Form 10-K for the

year ended December 31, 2002)

10.25

First Amendment effective March 31, 2003 to the Severance Agreement dated April 8, 2002 between US Airways and Neal S. Cohen (incorporated by reference to Exhibit 10.2 to

US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.26

Separation and Consulting Agreement between US Airways Group, Inc., US Airways, Inc. and

Neal S. Cohen effective April 30, 2004 (incorporated by reference to Exhibit 10.12 to

US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.27

Severance Agreement between US Airways and the Executive Vice President–Operations effective

June 26, 2002 (incorporated by reference to Exhibit 10.9 to US Airways’ Annual Report on Form

10-K for the year ended December 31, 2002)

10.28

First Amendment effective March 31, 2003 to the Severance Agreement dated June 26, 2002 between US Airways and the Executive Vice President-Operations (incorporated by reference to

Exhibit 10.3 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31,

2003)

10.29

Severance Agreement between US Airways and the Senior Vice President–Marketing effective

June 26, 2002 (incorporated by reference to Exhibit 10.14 to US Airways’ Annual Report on Form

10-K for the year ended December 31, 2003)

10.30

First Amendment effective March 31, 2003 to the Severance Agreement dated June 26, 2002 between US Airways and the Senior Vice President-Marketing (incorporated by reference to

Exhibit 10.15 to US Airways’ Annual Report on Form 10-K for the year ended December 31,

2003)

10.31

Agreement between US Airways and David N. Siegel with respect to certain employment arrangements effective March 11, 2002 (incorporated by reference to Exhibit 10.49 to

US Airways’ Annual Report on Form 10-K for the year ended December 31, 2001)

10.32

Severance Agreement between US Airways and its Senior Vice President–Employee Relations

effective April 8, 2002 (incorporated by reference to Exhibit 10.10 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.33	First Amendment dated March 31, 2003 to the Severance Agreement dated as April 8, 2002 between US Airways and its Senior Vice President-Labor Relations

10.34

Agreement between US Airways and its Senior Vice President–Marketing with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.18 to

Amendment No. 1 to US Airways’ Annual Report on Form 10-K for the year ended December 31,

2003)

10.35	Agreement between US Airways and its Senior Vice President–Marketing with respect to certain employment arrangements effective October 20, 2004

10.36

Agreement between US Airways and its Executive Vice President–Operations with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit

10.17 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.37	Agreement between US Airways and its Executive Vice President–Operations with respect to certain employment arrangements effective October 20, 2004

10.38	Agreement between US Airways and its Executive Vice President–Corporate Affairs, General Counsel and Secretary with respect to certain employment arrangements effective October 20, 2004

10.39

Agreement between US Airways and its Senior Vice President–Labor Relations with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit

10.18 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.40	Agreement between US Airways and its Senior Vice President–Labor Relations with respect to certain employment arrangements effective October 20, 2004

23.1

Consent of Independent Registered Public Accounting Firm of US Airways to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements

24.1	Powers of Attorney signed by the directors of US Airways, authorizing their signatures on this report

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of US Airways

Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to

Exhibit 99.2 to US Airways’ Current Report on Form 8-K dated on January 31, 2003).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the

registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2005.

US Airways, Inc. (registrant)

By:	/s/ Bruce R. Lakefield
Bruce R. Lakefield, Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group in the capacities indicated, on

February 28, 2005.

By:	/s/ Bruce R. Lakefield
Bruce R. Lakefield, Director, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald E. Stanley
Ronald E. Stanley, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Anita P. Beier
Anita P. Beier, Senior Vice President-Finance and Controller
(Chief Accounting Officer)

By:	*
Dr. David G. Bronner, Director and Chairman

By:	*
Robert L. Johnson, Director

By:	*
Cheryl G. Krongard, Director

By:	*
John A. McKenna, Jr., Director

By:	*
Hans Mirka, Director

By:	*
George M. Philip, Director

By:	*
William D. Pollock, Director

By:	*
William T. Stephens, Director

By:	/s/ Ronald E. Stanley
Ronald E. Stanley, Attorney-In-Fact

*	Signed pursuant to power of attorney filed herewith.