Form 10-Q/A
period 2004-09-30
US AIRWAYS INC
filed 2005-04-26
CIK 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A - AMENDMENT NO. 1

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

EXPLANATORY NOTE

     US Airways, Inc. ("US Airways") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 solely to remove four exhibits (Exhibits 10.2, 10.3, 10.4 and 10.5) that were inadvertently filed with its Form 10-Q, but should have been filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 of US Airways Group, Inc., its parent company. Included in this filing are (1) the complete text of Item 6 of Part II, including the revised list of exhibits pursuant to Item 6.A. of Part II, (2) the signature page and (3) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of the Amendment as Exhibits 31.3 and 31.4, respectively.

     With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 has been supplemented, updated or amended.

Part II.  Other Information

Item 6.  Exhibits

Designation	Description
10.1

Final Order (I) Authorizing Debtors' Use of Cash Collateral and (II) Providing
Adequate Protection Pursuant to Bankruptcy Rules 4001(b) and 4001(d) (incorporated by reference to Exhibit 99 to US Airways Group's Current Report on Form 8-K dated October 14, 2004)

10.6*	Employment Agreement between US Airways Group, Inc. and US Airways, Inc. and its President and Chief Executive Officer effective May 19, 2004
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.3	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed with the original filing of this Quarterly Report on Form 10-Q on November 5, 2004.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Airways, Inc. (Registrant)

Date: April 26, 2005	By: /s/ Anita P. Beier
Anita P. Beier
Senior Vice President-Finance and Controller
(Chief Accounting Officer)