Form 10-Q
period 2005-03-31
US AIRWAYS INC
filed 2005-05-04
CIK 714560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

(Commission file number: 1-8442)

(I.R.S. Employer Identification No.: 53-0218143)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 22, 2005 there were outstanding 1,000 shares of common stock of US Airways, Inc.

US Airways, Inc.

(Debtor-in-Possession)

Form 10-Q

Quarterly Period Ended March 31, 2005

US Airways, Inc.

(Debtor-in-Possession)

Condensed Statements of Operations

Three Months Ended March 31, 2005 and 2004 (unaudited)

(in millions)

	2005	2004
Operating Revenues
Passenger transportation	$1,447	$1,513
Cargo and freight	21	34
Other	154	137

Total Operating Revenues	1,622	1,684

Operating Expenses
Personnel costs	417	577
Aviation fuel	335	215
US Airways Express capacity purchases	327	313
Other rent and landing fees	90	99
Aircraft rent	105	100
Selling expenses	95	96
Aircraft maintenance	75	72
Depreciation and amortization	52	51
Other	308	307

Total Operating Expenses	1,804	1,830

Operating Loss	(182)	(146)

Other Income (Expense)
Interest income	3	3
Interest expense, net	(75)	(57)
Reorganization items, net	(2)	—
Other, net	(3)	19

Other Income (Expense), Net	(77)	(35)

Loss Before Income Taxes	(259)	(181)
Income Tax Provision	—	—

Net Loss	$(259)	$(181)

See accompanying Notes to Condensed Financial Statements.

US Airways, Inc.

(Debtor-in-Possession)

Condensed Balance Sheets

March 31, 2005 (unaudited) and December 31, 2004

(in millions)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$510	$734
Restricted cash	130	99
Receivables, net	308	247
Materials and supplies, net	145	147
Prepaid expenses and other	158	136

Total Current Assets	1,251	1,363

Property and Equipment
Flight equipment	3,208	3,084
Ground property and equipment	342	348
Less accumulated depreciation and amortization	(320)	(283)

	3,230	3,149
Purchase deposits for flight equipment	76	138

Total Property and Equipment	3,306	3,287

Other Assets
Goodwill	2,490	2,490
Other intangibles, net	487	494
Restricted cash	636	527
Other assets, net	82	89

Total Other Assets	3,695	3,600

	$8,252	$8,250

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Current maturities of debt, capital leases and debtor in possession financing	$820	$721
Accounts payable	417	338
Payables to related parties, net	58	68
Traffic balances payable and unused tickets	1,003	820
Accrued aircraft rent	14	51
Accrued salaries, wages and vacation	216	154
Other accrued expenses	303	247

Total Current Liabilities	2,831	2,399

Noncurrent Liabilities and Deferred Credits
Long-term debt and capital lease obligations, net of current maturities	78	—
Deferred gains and credits, net	42	44
Postretirement benefits other than pensions	—	—
Employee benefit liabilities and other	232	230

Total Noncurrent Liabilities and Deferred Credits	352	274

Liabilities Subject to Compromise	5,711	6,078

Commitments and Contingencies

Stockholder’s Deficit
Common Stock	—	—
Paid-in capital	349	349
Accumulated deficit	(997)	(738)
Deferred compensation	(10)	(14)
Accumulated other comprehensive income (loss)	16	(98)

Total Stockholder’s Deficit	(642)	(501)

	$8,252	$8,250

See accompanying Notes to Condensed Financial Statements.

US Airways, Inc.

(Debtor-in-Possession)

Condensed Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004 (unaudited)

(in millions)

	2005	2004
Net cash provided by (used for) operating activities before reorganization items	$(97)	$73
Reorganization items, net	(11)	—

Net cash provided by (used for) operating activities	(108)	73

Cash flows from investing activities
Capital expenditures and purchase deposits for flight equipment, net	(38)	(2)
Proceeds from dispositions of property	3	1
Decrease in short-term investments	—	358
Increase in restricted cash and investments	(139)	(113)
Other	—	1

Net cash provided by (used for) investing activities	(174)	245

Cash flows from financing activities
Proceeds from issuance of long-term debt	55	23
Proceeds from debtor in possession financings	75	—
Principal payments on debt and capital lease obligations	(72)	(295)

Net cash provided by (used for) financing activities	58	(272)

Net increase (decrease) in Cash and cash equivalents	(224)	46

Cash and cash equivalents at beginning of period	734	923

Cash and cash equivalents at end of period	$510	$969

Non-cash investing and financing activity
Flight and ground equipment acquired through issuance of debt and capital leases	$53	$79

Supplemental Information
Interest paid during the period	$76	$78

See accompanying Notes to Condensed Financial Statements.

US Airways, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Chapter 11 Proceedings

On September 12, 2004, US Airways, Inc. (US Airways or the Company), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group, Inc. (US Airways Group), US Airways’ parent company, and three of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Each of the Debtors in these cases had previously filed a voluntary petition for relief under Chapter 11 on August 11, 2002 (the Prior Bankruptcy). The Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (the 2003 Plan), which was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and became effective on March 31, 2003.

Each of the Debtors continues to operate its business and manage its property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. At hearings held on September 13, 2004, the Bankruptcy Court granted the Company’s first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting permission to the Debtors to, among other things: (a) pay employee wages and continue benefits, such as medical and dental insurance; (b) honor prepetition obligations to customers and continue customer programs, including US Airways’ Dividend Miles program; (c) pay for fuel under existing supply contracts, and honor existing fuel supply, distribution and storage agreements; (d) assume certain contracts related to interline agreements with other airlines; (e) pay prepetition obligations to certain foreign vendors, foreign service providers and foreign governments; and (f) continue maintenance of existing bank accounts and existing cash management systems.

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor in possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a plan of reorganization. The Company currently has the exclusive right to file a plan of reorganization until May 31, 2005 and solicit acceptance of the plan through August 31, 2005. Under the terms of an agreement reached with General Electric Capital Aviation Services (GECAS), the Company previously agreed to a deadline of April 29, 2005 to file a plan of reorganization. The deadline has been extended and the Company remains in discussion with GE to determine a revised deadline. A plan of reorganization would, among other things, resolve all prepetition obligations, set forth a revised capital structure and establish the corporate governance subsequent to exiting from bankruptcy. The Company is currently working towards emerging from Chapter 11 mid-year 2005, but that timing is dependent upon, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The ultimate recovery to creditors, if any, will not be determined until after a plan of reorganization is confirmed. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to these constituencies or what type or amount of distributions, if any, they would receive.

On April 22, 2005, the Company confirmed that it is in discussions with America West Holdings Corp., regarding a potential strategic transaction. The Company emphasized that there is no assurance that the discussions will lead to a definitive agreement. The Company does not intend to make any further announcements until a definitive agreement is reached or discussions are terminated. It is the Company’s intention that if a transaction is consummated, that the transaction would become an integral component of the plan of reorganization.

The Company notified all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 12, 2004. The deadline for filing proofs of claim with the Bankruptcy Court was February 3, 2005 (General Bar Date), with a limited exception for governmental entities, which had until March 11, 2005. The Debtors’ claims agent received approximately 4,800 timely-filed proofs of claims as of the General Bar Date totaling approximately $26.0 billion in the aggregate, and approximately 350 proofs of claims timely-filed by governmental entities totaling approximately $13.4 billion in the aggregate. As is typical in reorganization cases, differences between amounts scheduled by the Debtors and claims by creditors are being investigated and resolved in connection with the claims resolution process. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors’ estimate of such liability. The Debtors believe that many of these claims are duplicative, including those filed alleging joint and several liability against each of the Debtors, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.

Financing during the Chapter 11 Proceedings

As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million loan guarantee under the Air Transportation Safety and System Stabilization Act from the Air Transportation Stabilization Board (ATSB) in connection with a $1 billion term loan financing (ATSB Loan). US Airways is the primary obligor under the ATSB Loan, which is guaranteed by US Airways Group and each of its other domestic subsidiaries. In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the ATSB Loan on an interim basis. Therefore, the Company has access to the cash collateralizing the ATSB Loan as working capital, subject to certain on-going conditions and limitations. This interim agreement was approved by the Bankruptcy Court on September 13, 2004 as part of the first day motions, and was scheduled to expire on October 15, 2004. The Bankruptcy Court approved two subsequent agreements extending the Company’s ability to use the cash collateral, including an agreement approved on January 13, 2005 extending the Company’s use of cash collateral through June 30, 2005, subject to certain conditions and limitations. Under the current agreement (the Cash Collateral Agreement), the Company may continue to access such cash collateral to support daily operations so long as it maintains an agreed minimum amount of cash on hand each week. This minimum amount declines from approximately $500 million at the end of January to $341 million on June 30, 2005, with weekly cash levels permitted as low as $325 million in March 2005. The Company must also maintain and achieve certain cumulative earnings levels during the period, as defined in the agreement. Further, the Company must comply with restrictions on its ability to make capital expenditures. In light of continued high fuel prices and downward pressure on its fares, there can be no assurance that the Company can continue to comply with the Cash Collateral Agreement.

The ATSB Loan also contains covenants that limit, among other things, the Company’s ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Prior Bankruptcy. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the decrease in value of the collateral pledged in respect of the ATSB Loan below specified coverage levels. During the three months ended March 31, 2005, the Company made approximately $6 million in prepayments on the ATSB Loan with proceeds received from asset sales.

As of March 31, 2005, $712 million was outstanding under the ATSB Loan. The ATSB Loan is reflected as a current liability on the accompanying balance sheet at a book value of $697 million, which is net of $15 million of unamortized discount, and is not subject to compromise. As of March 31, 2005, the Company’s $510 million in unrestricted cash and cash equivalents was available to support daily operations, subject to certain conditions and limitations under the Cash Collateral Agreement.

On February 18, 2005, the Company announced that it reached an agreement with Eastshore Aviation, LLC, an investment entity owned by Air Wisconsin Airlines Corporation and its shareholders (Air Wisconsin), on a $125 million financing commitment to provide equity funding for a plan of reorganization. The $125 million facility is in the form of a debtor in possession term loan. After receiving approval from the Bankruptcy Court, $75 million was drawn under the facility on March 1, 2005. The first of two $25 million increments was drawn on April 4, 2005. This loan is second only to the ATSB Loan with regard to the Company’s assets that are pledged as collateral. Upon emergence from Chapter 11, the $125 million financing package would then convert to equity in the reorganized US Airways Group. The interest on the facility is LIBOR plus 6.5% as determined as of the draw date of each increment. Interest is payable quarterly in arrears. As part of this agreement, US Airways and Air Wisconsin also entered into a regional jet services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement. On April 8, 2005, Air Wisconsin notified the Company of its intention to deploy 70 regional jets, the maximum number provided for in the agreement, into the US Airways Express network

On March 14, 2005, the Company announced that it reached an agreement with Republic Airways Holding, Inc. (Republic) and its majority shareholder, Wexford Capital LLC (Wexford), on an equity and financing package that includes a $125 million equity investment upon emergence from Chapter 11 and options for obtaining $110 million of other liquidity enhancements prior to emergence. The implementation of transactions under the agreement was approved by the Bankruptcy Court on March 31, 2005. The investment agreement is subject to certain conditions that include the Company and Wexford reaching an agreement on a business plan for the reorganized US Airways Group and the requirement that the Company receive aggregate cash equity investments of not less than $350 million upon emergence from Chapter 11.

The agreement with Republic and Wexford also provides that US Airways may exercise an option to obtain $110 million of additional liquidity through the sale of certain assets, including ten currently owned EMB-170 regional aircraft, three EMB-170 regional jet aircraft currently scheduled for delivery, other regional jet related assets such as a flight simulator and other items and certain commuter slots at Reagan National Airport and LaGuardia Airport. US Airways also has the option to assign the leases for an additional 15 EMB-170 regional jet aircraft. Upon the sale and assignment of the leases for the aircraft, Republic would enter into a regional jet services agreement with the Company that would continue the operation of the aircraft as US Airways Express. Republic would lease back the slots to US Airways and US Airways would have the right to repurchase the slots at a predetermined price. In the event that the Company does not exercise the slot sale/leaseback option, Republic has the option to purchase and assume the debt and leases for all of the Company’s Embraer regional jets and fly them as US Airways Express.

Transformation Plan

Since filing for bankruptcy on September 12, 2004, the Company has achieved cost-savings agreements with its principal collective bargaining groups. Effective January 2005, US Airways terminated its three mainline defined benefit plans and has recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in the first quarter of 2005 in connection with the termination, which is included in Reorganization items in the Statement of Operations. The Pension Benefit Guaranty Corporation (PBGC) was appointed trustee of the plans effective February 1, 2005. The Company continues to carry a liability of $948 million related to the three terminated plans, classified within Liabilities Subject to Compromise on the Balance Sheet. The liability will be adjusted at such time that the amount of the PBGC Claim approved by the Bankruptcy Court is known. Also in January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the International Association of Machinists and Aerospace Workers (IAM) and the Transport Workers Union (TWU), to begin the significant curtailment of postretirement benefits. As a result of the curtailment of these benefits, the Company recognized a gain of $183 million in the first quarter of 2005, which is included in Reorganization items in the Statement of Operations.

Pursuant to the Company’s Transformation Plan and newly ratified collective bargaining agreements, the Company implemented voluntary furlough and termination programs across several of its employee groups. In the first quarter of 2005, the Company recognized a $51 million charge, which is included in Reorganization items in the Statement of Operations, associated with termination payments and health care benefits for approximately 2,300 employees participating in these voluntary programs. The majority of employees expected to participate in voluntary terminations notified the Company by March 31, 2005.

In connection with the outsourcing of a portion of the Company’s aircraft maintenance and certain fleet service operations, the closing of its Pittsburgh reservation center, and the closing of certain airport clubs and city ticket offices, the Company involuntarily terminated or furloughed approximately 2,300 employees. In the first quarter of 2005, the Company recognized a $44 million charge, which is included in Reorganization items in the Statement of Operations, associated with contractual severance payments and healthcare benefits for those employees. Notification for the majority of planned involuntary terminations was completed in the first quarter of 2005.

The Company expects to make $79 million of termination and benefit payments during the remainder of 2005, $9 million in 2006 and approximately $1 million per year in the years 2007 through 2013.

Aircraft Financing

The Company has reached agreements with certain of its lessors and lenders restructuring existing aircraft lease and debt financings. On November 19, 2004, the Bankruptcy Court approved the Company’s agreements for the continued use and operation of substantially all of its mainline and Express fleet. The Company reached a comprehensive agreement with GECAS and GE Engine Service (GEES) (the GE Master Memorandum of Understanding or Master MOU) on aircraft leasing and financing and engine services, which provides the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services, and operating leases for new regional jets.

Pursuant to the Regional Jet Leasing Term Sheet under the Master MOU, General Electric Credit Corporation (GECC) or its affiliates have agreed to provide leases for up to 31 regional jet aircraft. These aircraft will consist of 70- to 100-seat regional jet aircraft manufactured by Bombardier, Inc. (Bombardier) and/or EMBRAER-Empresa Brasileria de Aeronautica SA (Embraer) in a mix and subject to such other terms to be agreed mutually by GECC and US Airways. During the first quarter of 2005, GECC leased six CRJ-700s to US Airways with terms expiring on the earlier of the Debtors’ emergence from Chapter 11 and June 30, 2005. These leases may be extended. To effectuate the contemplated regional jet leasing, US Airways and GECC reinstated that portion of the RJ Lease Transaction and Debt Financing Agreement, dated as of December 18, 2003 (RJ Lease Agreement), pursuant to which GECC has agreed to provide single investor lease transactions (provided that the obligations under the reinstated RJ Lease Agreement will not be afforded administrative expense status), with certain additional terms and conditions. Each such lease will be a postpetition agreement, but only rent payable through June 30, 2005 (or as such date may be extended) and return obligations thereunder will be offered administrative expense status. All other claims under each such lease, including rejection damages, will be unsecured prepetition claims.

In December 2004, the Company reached aircraft leasing and financing agreements with Embraer and Bombardier, which were approved by the Bankruptcy Court in January 2005. Pursuant to the agreement reached with Embraer, the Company purchased and took delivery of three EMB-170 aircraft in January 2005 and committed to purchase and take delivery of three additional EMB-170 aircraft by March 31, 2005. The purchase of the three EMB-170s delivered in January 2005 was financed by Embraer through a mortgage loan facility and the application of $17 million of existing purchase deposits held by Embraer. As discussed below, the Company did not take delivery of the second three aircraft in March 2005. Additionally, $12 million of purchase deposits held by Embraer will be used to fund an Embraer loan reserve. Embraer will apply the reserve funds in the amounts and on the dates as and when payments are due under the Embraer loans during the period from October 1, 2004 through July 31, 2005 in full satisfaction of the Company’s payment obligations with respect to such Embraer loans during such period. Upon delivery of the first three EMB-170s, which occurred in January 2005, unless the Company assumes the Embraer aircraft purchase agreement pursuant to Section 365 of the Bankruptcy Code, no further obligations arise on the part of the Company or Embraer with respect to the purchase and delivery of any aircraft, other than those obligations that arise from or are related to the purchase and delivery of the final three EMB-170s scheduled for March 2005. Embraer and the Company have agreed to negotiate a new delivery schedule upon the Company’s assumption of the Embraer aircraft purchase agreement.

Due to the Company’s failure to take delivery by March 31, 2005 of the remaining three EMB-170 aircraft, damages accrue from and after April 1, 2005 until the delivery of the aircraft at the rate of $162,795 per month per aircraft. If the aircraft are not delivered by July 31, 2005, Embraer’s obligation to deliver such aircraft will terminate and its damages with respect to such undelivered aircraft may be as much as $10 million for all three aircraft (rather than at the rate of $162,795 per month per aircraft), with Embraer having the right to apply any remaining purchase deposits against Embraer’s aggregate damages. The Company is currently working to secure financing for these aircraft and recorded a charge of $2 million in the first quarter of 2005, which is included in Reorganization items in the Statement of Operations, associated with penalties expected to be incurred.

Under the agreement reached with Bombardier, the Company acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank AG. Additionally, $4 million of existing purchase deposits held by Bombardier were used to satisfy existing defaults and cure payments. So long as the Company continues to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code, no obligations will arise on the part of the Company or Bombardier with respect to the purchase and delivery of any aircraft.

As of March 31, 2005, aircraft manufacturers held purchase deposits of $76 million related to the acquisition of aircraft.

2. Basis of Presentation

The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways’ Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2004. US Airways is a wholly owned subsidiary of US Airways Group. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

Management believes that all adjustments, consisting of normally recurring items, necessary for a fair presentation of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to impairment of goodwill, impairment of long-lived assets and intangible assets, passenger revenue recognition, frequent traveler programs, and pensions and other postretirement benefits.

3. Reorganization Items and Liabilities Subject to Compromise

(a) Reorganization items

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7) and on a going-concern basis. SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items in the Statements of Operations. Reorganization items, net as shown on the Statement of Operations consisted of the following for the three months ended March 31, 2005 (in millions):

Gain related to curtailment of postretirement benefits (a)	$183
Gain related to curtailment of pension plans (a)	24
Interest on accumulated cash	2
Severance including benefits (b)	(95)
Minimum pension liability adjustment (a)	(91)
Professional fees	(15)
Damage and deficiency claims (c)	(8)
Aircraft order penalties (d)	(2)

Reorganization items, net	$(2)

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the IAM and TWU, to begin the significant curtailment of postretirement medical benefits. The Company recognized a gain of $183 million in connection with this curtailment. Also in January 2005, US Airways terminated its three mainline defined benefit plans. The Company recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations. See also Notes 1 and 5.

(b)	In connection with the Transformation Plan and new labor agreements, approximately 4,600 employees across several of the Company’s labor groups were involuntarily terminated or participated in voluntary furlough and termination programs. See also Note 1.
(c)	Damage and deficiency claims arise as a result of the Company’s election to restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.
(d)	As a result of the Company’s bankruptcy filing in September 2004, the Company does not expect to be able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $2 million in the first quarter of 2005. See also Note 1.

(b) Liabilities Subject to Compromise

SOP 90-7 also requires that prepetition liabilities subject to compromise should be distinguished from both prepetition liabilities that are not subject to compromise and postpetition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. The following table summarizes the components of Liabilities Subject to Compromise as of March 31, 2005 (in millions):

Debt and capital leases	$2,334
Postretirement and other employee related expenses	2,607
Other accrued expenses	540
Accounts payable	167
Aircraft-related accruals and deferrals	63

Total Liabilities Subject to Compromise	$5,711

4. Income Taxes

The Company recorded no income tax provision for the first quarter of 2005 or 2004. The Company continues to record a full valuation allowance against its net deferred tax asset due to the uncertainty regarding the ultimate realization of the asset.

In the event that US Airways Group were to experience a change in ownership, as defined by Internal Revenue Code Section 382, upon emergence from the current Chapter 11 filing, the annual usage of any remaining tax attributes that were generated prior to the change in ownership would be substantially limited. The amount of limitation will be determinable at the time of emergence from the current Chapter 11 reorganization.

5. Employee Benefit Plans

Components of the net and total periodic benefit cost for the three months ended March 31, 2005 and March 31, 2004 include the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$1	$10	$6	$12
Interest cost	6	38	15	25
Expected return on plan assets	(5)	(32)	—	—
Amortization of:
Prior service benefit	—	—	(13)	(4)
Actuarial gain	—	—	(3)	—

Net periodic cost	2	16	5	33
Curtailment gain	(24)	—	(183)	—

Total (income) cost	$(22)	$16	$(178)	$33

On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (AFA Plan), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (IAM Plan), and the Retirement Plan for Certain Employees of US Airways, Inc. (CE Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Security Act of 1974, as amended (ERISA), and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating $2.7 billion and $1.7 billion, respectively, as of September 30, 2004, the most recent valuation date. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between the PBGC and US Airways. The CE Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans.

Upon termination of the plans, the Company recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment, included in Reorganization items, net in the Statement of Operations. The PBGC has filed claims totaling approximately $13 billion. The Company believes these claims may potentially be reduced. The Company continues to carry a liability of $948 million related to the three terminated plans, classified within Liabilities Subject to Compromise on the Balance Sheet. The liability will be adjusted at such time that the amount of the PBGC Claim approved by the Bankruptcy Court is known.

During hearings in late 2004 and January 2005, the Bankruptcy Court approved various settlement agreements between US Airways and its unions, and between US Airways and the court-appointed Section 1114 Committee (representing retirees not represented by the unions) to begin the significant curtailments of postretirement benefits. Effective March 1, 2005, those benefits were significantly reduced. US Airways re-measured its obligations downward by approximately $1.1 billion and recognized a curtailment gain of $183 million. Since the re-measurement created a significant unrecognized prior service gain, US Airways expects to recognize net periodic other postretirement benefit income until the time of emergence from bankruptcy. At that time all unrecognized items will be recognized under SOP 90-7.

6. Comprehensive Income (Loss)

Comprehensive income (loss) was $(145) million and $(160) million for the three months ended March 31, 2005 and 2004, respectively. Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholder’s equity. Other comprehensive income includes changes in the fair value of certain derivative financial instruments and adjustments for minimum pension liabilities.

7. Recent Accounting Pronouncements and Changes

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principle Board Opinion No. 25. The Company previously adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” upon emergence from the Prior Bankruptcy on March 31, 2003. Accordingly, the Company believes

SFAS 123(R) will not have a material impact on its financial statements. The Company currently expects to adopt SFAS 123(R) upon the earlier of emergence from Chapter 11 or January 1, 2006, the new effective date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

Certain of the statements contained herein should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of US Airways with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor in possession financing or other financing; the ability of the Company to maintain adequate liquidity; the ability of the Company to absorb escalating fuel costs; the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations; the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the financial covenants); the ability of the Company to fund and execute its Transformation Plan during the Chapter 11 proceedings and in the context of a plan of reorganization and thereafter; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing availability and costs; security-related and insurance costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand (particularly from low-cost carriers and multi-carrier alliances); weather conditions; government legislation and regulation; impact of continued military activities in Iraq; other acts of war or terrorism; and other risks and uncertainties listed from time to time in the Company’s reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities.

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

For the first quarter of 2005, the Company’s operating revenues were $1.62 billion, operating loss was $182 million and the net loss was $259 million. Operating revenues were $1.68 billion, operating loss was $146 million and the net loss was $181 million for the same period in 2004. As discussed in “Results of Operations” below, operating results for the quarter reflect high fuel prices and the continued weak revenue environment in the Company’s primary operating region.

Chapter 11 Proceedings

Each of the Debtors continues to operate its business and manage its property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. At hearings held on September 13, 2004, the Bankruptcy Court granted the Company’s first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting permission to the Debtors to, among other things: (a) pay employee wages and continue benefits, such as medical and dental insurance; (b) honor prepetition obligations to customers and continue customer programs, including US Airways’ Dividend Miles program; (c) pay for fuel under existing supply contracts, and honor existing fuel supply, distribution and storage agreements; (d) assume certain contracts related to interline agreements with other airlines; (e) pay prepetition obligations to certain foreign vendors, foreign service providers and foreign governments; and (f) continue maintenance of existing bank accounts and existing cash management systems.

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor in possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a plan of reorganization. The Company currently has the exclusive right to file a plan of reorganization until May 31, 2005 and solicit acceptance of the plan through August 31, 2005. Under the terms of an agreement reached with GECAS, the Company previously agreed to a deadline of April 29, 2005 to file a plan of reorganization. The deadline has been extended and the Company remains in discussion with GE to determine a revised deadline. A plan of reorganization would, among other things, resolve all prepetition obligations, set forth a revised capital structure and establish the corporate governance subsequent to exiting from bankruptcy. The Company is currently working towards emerging from Chapter 11 mid-year 2005, but that timing is dependent upon, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The ultimate recovery to creditors, if any, will not be determined until after a plan of reorganization is confirmed. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to these constituencies or what type or amount of distributions, if any, they would receive.

On April 22, 2005, the Company confirmed that it is in discussions with America West Holdings Corp., regarding a potential strategic transaction. The Company emphasized that there is no assurance that the discussions will lead to a definitive agreement. The Company does not intend to make any further announcements until a definitive agreement is reached or discussions are terminated. It is the Company’s intention that if a transaction is consummated, that the transaction would become an integral component of the plan of reorganization.

The Company notified all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 12, 2004. The deadline for filing proofs of claim with the Bankruptcy Court was February 3, 2005 (General Bar Date), with a limited exception for governmental entities, which had until March 11, 2005. The Debtors’ claims agent received approximately 4,800 timely-filed proofs of claims as of the General Bar Date totaling approximately $26.0 billion in the aggregate, and approximately 350 proofs of claims timely-filed by governmental entities totaling approximately $13.4 billion in the aggregate. As is typical in reorganization cases, differences between amounts scheduled by the Debtors and claims by creditors are being investigated and resolved in connection with the claims resolution process. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors’ estimate of such liability. The Debtors believe that many of these claims are duplicative, including those filed alleging joint and several liability against each of the Debtors, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.

Transformation Plan

Since filing for bankruptcy on September 12, 2004, the Company has achieved cost-savings agreements with its principal collective bargaining groups. Effective January 2005, US Airways terminated its three mainline defined benefit plans and has recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in the first quarter of 2005 in connection with the termination, which is included in Reorganization items in the Statement of Operations. The Pension Benefit Guaranty Corporation (PBGC) was appointed trustee of the plans effective February 1, 2005. The Company continues to carry a liability of $948 million related to the three terminated plans, classified within Liabilities Subject to Compromise on the Balance Sheet. The liability will be adjusted at such time that the amount of the PBGC claim approved by the Bankruptcy Court is known. Also in January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the International Association of Machinists and Aerospace Workers (IAM) and the Transport Workers Union (TWU), to begin the significant curtailment of postretirement benefits. As a result of the curtailment of these benefits, the Company recognized a gain of $183 million in the first quarter of 2005, which is included in Reorganization items in the Statement of Operations.

Pursuant to the Company’s Transformation Plan and newly ratified collective bargaining agreements, the Company implemented voluntary furlough and termination programs across several of its employee groups. In the first quarter of 2005, the Company recognized a $51 million charge, which is included in Reorganization items in the Statement of Operations, associated with termination payments and health care benefits for approximately 2,300 employees participating in these voluntary programs. The majority of employees expected to participate in voluntary terminations notified the Company by March 31, 2005.

In connection with the outsourcing of a portion of the Company’s aircraft maintenance and certain fleet service operations, the closing of its Pittsburgh reservation center, and the closing of certain airport clubs and city ticket offices, the Company involuntarily terminated or furloughed approximately 2,300 employees. In the first quarter of 2005, the Company recognized a $44 million charge, which is included in Reorganization items in the Statement of Operations, associated with contractual severance payments and healthcare benefits for those employees. Notification for the majority of planned involuntary terminations was completed in the first quarter of 2005.

The Company expects to make $79 million of termination and benefit payments during the remainder of 2005, $9 million in 2006 and approximately $1 million per year in the years 2007 through 2013.

Results of Operations

The following section pertains to activity included in the Company’s Condensed Statements of Operations and in “Selected Operating and Financial Statistics” below. Except where noted, operating statistics referred to below are for scheduled service only.

Three Months Ended March 31, 2005

Compared with the

Three Months Ended March 31, 2004

Operating Revenues–Passenger transportation revenues decreased $66 million, or 4.4%. This was due to a 12.7% decrease in yield, which reduced revenue by $211 million, partially offset by a 9.6% increase in revenue passenger miles (RPMs), which increased revenue by $145 million. Cargo and freight revenue decreased $13 million, or 38.2%, due to the temporary suspension of mail delivery and lower volume of transatlantic freight during the first quarter of 2005. Other operating revenues increased 12.4% primarily due to revenue generated through airline partner travel after the Company joined the Star Alliance in May 2004.

Operating Expenses–Operating expenses decreased $26 million, or 1.4%, on a capacity increase of 5.1% (as measured by available seat miles or ASMs). Personnel costs decreased 27.7% primarily due to lower wage and benefits rates as a result of the implementation of the cost-savings agreements achieved with each of the collective bargaining groups, including the termination of the Company’s defined benefit plans and the curtailment of postretirement benefits, as well as lower headcount as compared to the period in 2004. These reductions were partially offset by increases to the workers compensation and pilots’ long-term disability liabilities. Aviation fuel increased 55.8% due primarily to a 48.1% increase in average fuel prices and a small increase in consumption. US Airways Express capacity purchases increased 4.5% reflecting a 6.2% increase in purchased ASMs and higher fuel prices which are paid by the Company on capacity purchases. Aircraft rent increased 5.0% due to new aircraft leases for regional jets delivered throughout 2004 and the first quarter of 2005. Selling expenses decreased 1.0% due to decreases in commissions and computer reservation fees offset by increases in advertising expense. Depreciation and amortization increased slightly due to depreciation associated with new regional jets offset by reduced amortization associated with capitalized software costs. Other operating expenses increased $1 million, or less than 1%, due to increases in expenses associated with the redemption of Dividend Miles on partner airlines and passenger compensation expense partially offset by decreases in expense related to outside services, ordinary course legal fees and general insurance expense.

Other Income (Expense)–Other Income (Expense), net increased by $42 million.

See Note 3(a) to the Condensed Financial Statements for additional information on the components of Reorganization items, net. Interest income was flat due to higher average interest rates, offset by the classification of $2 million of interest income as a reorganization item. Interest expense, net increased 31.6% as a result of interest associated with new regional jets and increased interest expense on the ATSB Loan, including penalty interest incurred as a result of the current Chapter 11 proceedings. Other, net for the three months ended March 31, 2005 decreased as compared to the same period in 2004 as a result of mark-to-market adjustments on certain stock options held by the Company. Other, net for the three month period ended March 31, 2004 included a credit of $13 million related to a business interruption insurance recovery.

Provision for Income Taxes–The Company recorded no income tax provision for the first quarter of 2005 or 2004 and continues to record a full valuation allowance against its net deferred tax asset.

Selected Operating and Financial Statistics (1)

	Three Months Ended March 31,
	2005		2004
Revenue passenger miles (millions):*
System	11,048		10,079
Mainline	9,645		9,119
Available seat miles (millions):*
System	15,519		14,769
Mainline	13,185		12,988
Total available seat miles (millions):
System	15,520		14,771
Mainline	13,186		12,990
Passenger load factor (2):*
System	71.2%		68.2%
Mainline	73.2%		70.2%
Yield (3):*
System	13.10	¢	15.01	¢
Mainline (4)	11.74	¢	13.27	¢
Passenger revenue per available seat mile (5):*
System	9.32	¢	10.24	¢
Mainline (4)	8.59	¢	9.32	¢
Revenue passengers (thousands):*
System	14,068		12,700
Mainline	10,252		9,851
Mainline revenue per available seat mile (6)	9.91	¢	10.62	¢
Mainline cost per available seat mile (Mainline CASM) (7)	10.89	¢	11.68	¢
Mainline average stage length (miles)*	768		773
Mainline cost of aviation fuel per gallon (8)	$1.472		$0.994
Mainline cost of aviation fuel per gallon (excluding fuel taxes)	$1.417		$0.938
Mainline gallons of aviation fuel consumed (millions)	218		216
Mainline number of aircraft in operating fleet at period-end	279		283
Mainline full-time equivalent employees at period end	23,696		26,854
* Scheduled service only (excludes charter service).

(1)	Operating statistics include free frequent travelers and the related miles flown. System statistics encompass all wholly owned airline subsidiaries of US Airways Group, including US Airways, Allegheny Airlines (through June 2004), Piedmont Airlines and PSA Airlines as well as operating and financial results from capacity purchase agreements with Mesa Airlines, Chautauqua Airlines and Trans States Airlines. For purposes of Mainline statistical calculations and to provide better comparability between periods, Mainline statistics exclude revenue and expenses associated with US Airways capacity purchase arrangements with certain affiliated airlines and US Airways’ regional jet division, MidAtlantic Airways (MidAtlantic)
(2)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(3)	Passenger transportation revenue divided by RPMs.
(4)	Mainline passenger revenue excludes US Airways Express and MidAtlantic passenger revenue of $314 million and $303 million for the three months ended March 31, 2005 and 2004, respectively.
(5)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(6)	Mainline operating revenues divided by ASMs (a measure of unit revenue). Mainline operating revenues exclude US Airways Express and MidAtlantic operating revenues of $315 million and $304 million for the three months ended March 31, 2005 and 2004, respectively.
(7)	Mainline operating expenses divided by mainline ASMs (a measure of unit cost). Mainline operating expenses exclude US Airways capacity purchases of $327 million and $313 million for the three months ended March 31, 2005 and 2004, respectively, and MidAtlantic operating expenses of $41 million for the three months ended March 31, 2005.
(8)	Includes fuel taxes and transportation charges and excludes service fees.

Liquidity and Capital Resources

As of March 31, 2005, the Company’s Cash and cash equivalents totaled $510 million compared to $734 million as of December 31, 2004. The decline in cash during the first quarter is a result of continued net losses during seasonally weak winter months and aircraft debt and lease payments of $317 million on aircraft essential to the Transformation Plan. The airline industry continues to be adversely effected by the historically high aircraft fuel prices and the continued downward pressure on domestic revenue.

As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million loan guarantee under the Air Transportation Safety and System Stabilization Act from the Air Transportation Stabilization Board (ATSB) in connection with a $1 billion term loan financing (ATSB Loan). US Airways is the primary obligor under the ATSB Loan, which is guaranteed by US Airways Group and each of its other domestic subsidiaries. In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the ATSB Loan on an interim basis. Therefore, the Company has access to the cash collateralizing the ATSB Loan as working capital, subject to certain on-going conditions and limitations. This interim agreement was approved by the Bankruptcy Court on September 13, 2004 as part of the first day motions, and was scheduled to expire on October 15, 2004. The Bankruptcy Court approved two subsequent agreements extending the Company’s ability to use the cash collateral, including an agreement approved on January 13, 2005 extending the Company’s use of cash collateral through June 30, 2005, subject to certain conditions and limitations. Under the current agreement, the Company may continue to access such cash collateral to support daily operations so long as it maintains an agreed minimum amount of cash on hand each week. This minimum amount declines from approximately $500 million at the end of January to $341 million on June 30, 2005, with weekly cash levels permitted as low as $325 million in March 2005. The Company must also maintain and achieve certain cumulative earnings levels during the period, as defined in the agreement. Further, the Company must comply with restrictions on its ability to make capital expenditures. In light of continued high fuel prices and downward pressure on its fares, there can be no assurance that the Company can continue to comply with the Cash Collateral Agreement.

The ATSB Loan also contains covenants that limit, among other things, the Company’s ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Prior Bankruptcy. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the decrease in value of the collateral pledged in respect of the ATSB Loan below specified coverage levels. During the three months ended March 31, 2005, the Company made approximately $6 million in prepayments on the ATSB Loan with proceeds received from asset sales.

As of March 31, 2005, $712 million was outstanding under the ATSB Loan. The ATSB Loan is reflected as a current liability on the accompanying balance sheet at a book value of $697 million, which is net of $15 million of unamortized discount, and is not subject to compromise. As of March 31, 2005, the Company’s $510 million in unrestricted cash and cash equivalents was available to support daily operations, subject to certain conditions and limitations under the Cash Collateral Agreement.

On February 18, 2005, the Company announced that it reached an agreement with Eastshore Aviation, LLC, an investment entity owned by Air Wisconsin Airlines Corporation and its shareholders (Air Wisconsin), on a $125 million financing commitment to provide equity funding for a plan of reorganization. The $125 million facility is in the form of a debtor in possession term loan. After receiving approval from the Bankruptcy Court, $75 million was drawn under the facility on March 1, 2005. The first of two $25 million increments was drawn on April 4,

2005. This loan is second only to the ATSB Loan with regard to the Company’s assets that are pledged as collateral. Upon emergence from Chapter 11, the $125 million financing package would then convert to equity in the reorganized US Airways Group. The interest on the facility is LIBOR plus 6.5% as determined as of the draw date of each increment. Interest is payable quarterly in arrears. As part of this agreement, US Airways and Air Wisconsin also entered into a regional jet services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement. On April 8, 2005, Air Wisconsin notified the Company of its intention to deploy 70 regional jets, the maximum number provided for in the agreement, into the US Airways Express network

On March 14, 2005, the Company announced that it reached an agreement with Republic Airways Holding, Inc. (Republic) and its majority shareholder, Wexford Capital LLC (Wexford), on an equity and financing package that includes a $125 million equity investment upon emergence from Chapter 11 and options for obtaining $110 million of other liquidity enhancements prior to emergence. The implementation of transactions under the agreement was approved by the Bankruptcy Court on March 31, 2005. The investment agreement is subject to certain conditions that include the Company and Wexford reaching an agreement on a business plan for the reorganized US Airways Group and the requirement that the Company receive aggregate cash equity investments of not less than $350 million upon emergence from Chapter 11.

The agreement with Republic and Wexford also provides that US Airways may exercise an option to obtain $110 million of additional liquidity through the sale of certain assets, including ten currently owned EMB-170 regional aircraft, three EMB-170 regional jet aircraft currently scheduled for delivery, other regional jet related assets such as a flight simulator and other items and certain commuter slots at Reagan National Airport and LaGuardia Airport. US Airways also has the option to assign the leases for an additional 15 EMB-170 regional jet aircraft. Upon the sale and assignment of the leases for the aircraft, Republic would enter into a regional jet services agreement with the Company that would continue the operation of the aircraft as US Airways Express. Republic would lease back the slots to US Airways and US Airways would have the right to repurchase the slots at a predetermined price. In the event that the Company does not exercise the slot sale/leaseback option, Republic has the option to purchase and assume the debt and leases for all of the Company’s Embraer regional jets and fly them as US Airways Express.

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

In addition to the 2001 GE Credit Facility, GE has provided financing or guarantees on a significant number of the Company’s current operating aircraft. It also maintains the engines on the Company’s B737-family aircraft, A320-family aircraft, B767 aircraft, EMB-170 aircraft and CRJ-200 aircraft. In connection with its Prior Bankruptcy, the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues and the Company obtained additional financing from GE in the form of a liquidity facility of up to $360 million (2003 GE Liquidity Facility). Borrowings under the liquidity facility bear interest at LIBOR plus 4.25%. Every obligation of the Company to GE is generally cross-defaulted to the 2001 GE Credit Facility, the 2003 GE Liquidity Facility, the GE regional jet leases and the GE regional jet mortgage financings. All of the Company’s obligations to GE are generally cross-collateralized and cross-defaulted with all other obligations owed by any Debtor to GECC or any of its affiliates (collectively, the GE Obligations).

In November 2004, the Company reached a comprehensive agreement with GE and its affiliates as described in the Master MOU that was approved by the Bankruptcy Court on December 16, 2004. The Master MOU and the transactions contemplated by the term sheets will provide the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services and operating leases for new regional jets, while preserving the vast majority of US Airways’ mainline fleet owned by GECAS. The key aspects of the Master MOU are as follows: (i) agreements providing for continued use by the Company of certain Airbus, Boeing and regional jet aircraft, and the return to GECC of certain other leased Airbus and Boeing aircraft (the Aircraft Lease Term Sheet); (ii) GECC will provide a bridge facility of up to approximately $56 million for use by the Debtors during the pendency of the Chapter 11 proceedings (the Bridge Facility Term Sheet); (iii) GECC will purchase and immediately leaseback to US Airways (a) the assets securing the 2001 GE Credit Facility and the 2003 GE Liquidity Facility (collectively, the 2001 Credit Facility Assets), and other GE obligations, consisting of 11 Airbus aircraft and 28 spare engines and engine stands, and (b) ten regional jet aircraft currently debt financed by GECC; (iv) the balance of the 2001 GE Credit Facility will be restructured to provide additional liquidity of approximately $10 million, subject to the pledge of certain collateral to secure the 2001 GE Credit Facility; (v) subject to the Company’s satisfaction of certain financial tests and other conditions, GECC will provide lease financing for up to 31 additional regional jet aircraft (the Regional Jet Leasing Term Sheet); (vi) certain of US Airways’ engine maintenance agreements with GEES will be modified and assumed; and (vii) upon emergence from bankruptcy, convertible notes of the reorganized US Airways will be issued to GECC in the aggregate principal amount of $125 million (the Convertible Note Term Sheet).

The Bridge Facility Term Sheet provides for a loan facility of up to $56 million made available by GECC to the Debtors in a series of drawdowns commencing on December 20, 2004, and ending on or before June 30, 2005 (the Bridge Facility). The Company and GECC entered into the Bridge Facility on December 20, 2004, at which time $20 million was drawn down under the facility. As of March 31, 2005, the Company has drawn $42 million under the facility. Interest on the Bridge Facility accrues at the rate of LIBOR plus 4.25% and will be payable in cash or in kind at the option of the Debtors. The Bridge Facility matures on the date the Company emerges from Chapter 11 and will be satisfied by the issuance of Convertible Notes. The Bridge Facility is cross-collateralized and cross-defaulted with all other GE obligations owed by any Debtor to GECC or any of its affiliates and will be granted status as an administrative expense claim with priority over all other administrative claims other than for aircraft financing deferrals, which are pari passu, and subordinate only to (i) the super-priority administrative expense claim of the ATSB and the ATSB Lenders as defined and provided for in the Cash Collateral Agreement, (ii) postpetition wages and benefits, and (iii) any other new money debtor in possession financing.

Under the terms of the Master MOU, the Company previously agreed to a deadline of April 29, 2005 to file a plan of reorganization. The deadline has been extended and the Company remains in discussion with GE to determine a revised deadline. No other transactions contemplated by the Master MOU have been implemented in 2005, except as described above related to the Bridge Facility, and there can be no assurance that additional transactions contemplated by the Master MOU will occur.

Aircraft Financing

The Company has reached agreements with certain of its lessors and lenders restructuring existing aircraft lease and debt financings. On November 19, 2004, the Bankruptcy Court approved the Company’s agreements for the continued use and operation of substantially all of its mainline and Express fleet. Under the Master MOU, the Company reached a comprehensive agreement with GECAS and GEES on aircraft leasing and financing and engine services, which provides the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services, and operating leases for new regional jets.

Pursuant to the Regional Jet Leasing Term Sheet under the Master MOU, GECC or its affiliates have agreed to provide leases for up to 31 regional jet aircraft. These aircraft will consist of 70- to 100-seat regional jet aircraft manufactured by Bombardier and/or Embraer in a mix and subject to other terms to be agreed mutually upon by GECC and US Airways. During the first quarter of 2005, GECC leased six CRJ-700s to US Airways with terms expiring on the earlier of the Debtors’ emergence from Chapter 11 and June 30, 2005. These leases may be extended. To effectuate the contemplated regional jet leasing, US Airways and GECC reinstated that portion of the RJ Lease Transaction and Debt Financing Agreement, dated as of December 18, 2003 (RJ Lease Agreement), pursuant to which GECC has agreed to provide single investor lease transactions (provided that the obligations under the reinstated RJ Lease Agreement will not be afforded administrative expense status), with certain additional terms and conditions. Each such lease will be a postpetition agreement, but only rent payable through June 30, 2005 (or as such date may be extended) and return obligations thereunder will be offered administrative expense status. All other claims under each such lease, including rejection damages, will be unsecured prepetition claims.

In December 2004, the Company reached aircraft leasing and financing agreements with Embraer and Bombardier, which were approved by the Bankruptcy Court in January 2005. Pursuant to the agreement reached with Embraer, the Company purchased and took delivery of three EMB-170 aircraft in January 2005 and committed to purchase and take delivery of three additional EMB-170 aircraft by March 31, 2005. The purchase of the three EMB-170s delivered in January 2005 was financed by Embraer through a mortgage loan facility and the application of $17 million of existing purchase deposits held by Embraer. As discussed below, the Company did not take delivery of the second three aircraft in March 2005. Additionally, $12 million of purchase deposits held by Embraer will be used to fund an Embraer loan reserve. Embraer will apply the reserve funds in the amounts and on the dates as and when payments are due under the Embraer loans during the period from October 1, 2004 through July 31, 2005 in full satisfaction of the Company’s payment obligations with respect to such Embraer loans during such period. Upon delivery of the first three EMB-170s, which occurred in January 2005, unless the Company assumes the Embraer aircraft purchase agreement pursuant to Section 365 of the Bankruptcy Code, no further obligations arise on the part of the Company or Embraer with respect to the purchase and delivery of any aircraft, other than those obligations that arise from or are related to the purchase and delivery of the final three EMB-170s scheduled for March 2005. Embraer and the Company have agreed to negotiate a new delivery schedule upon the Company’s assumption of the Embraer aircraft purchase agreement.

Due to the Company’s failure to take delivery by March 31, 2005 of the remaining three EMB-170 aircraft, damages accrue from and after April 1, 2005 until the delivery of the aircraft at the rate of $162,795 per month per aircraft. If the aircraft are not delivered by July 31, 2005, Embraer’s obligation to deliver such aircraft will terminate and its damages with respect to such undelivered aircraft may be as much as $10 million for all three aircraft (rather than at the rate of $162,795 per month per aircraft), with Embraer having the right to apply any remaining purchase deposits against Embraer’s aggregate damages. The Company is currently working to secure financing for these aircraft and recorded a charge of $2 million in the first quarter of 2005, which is included in Reorganization items in the Statement of Operations, associated with penalties expected to be incurred.

Under the agreement reached with Bombardier, the Company acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank AG. Additionally, $4 million of existing purchase deposits held by Bombardier were used to satisfy existing defaults and cure payments. So long as the Company continues to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code, no obligations will arise on the part of the Company or Bombardier with respect to the purchase and delivery of any aircraft.

As of March 31, 2005, aircraft manufacturers held purchase deposits of $76 million related to the acquisition of aircraft.

Statement of Cash Flows Narrative

For the first three months of 2005, the Company’s operating activities before reorganization items used net cash of $97 million, compared to operating activities for the three months ended March 31, 2004 which provided cash of $73 million. Operating cash flows during the first quarter of 2005 included the use of $11 million for reorganization items. Cash flows for 2005 were adversely affected by the same factors that affected financial results, including continued reductions in unit revenue and significant increases in fuel prices.

For the first three months of 2005, net cash used by investing activities was $174 million due primarily to the increase in restricted cash of $139 million. The increase in restricted cash reflects additional collateral deposits related to the Company’s third-party credit card processors. The Company, in the ordinary course of business, withholds from employees and collects from passengers funds that are required to be paid to applicable governmental authorities, which include withholding for payroll taxes, transportation excise taxes, passenger facility charges, transportation security charges and other related fees, and has established trust accounts to fund these obligations. Net cash flows from investing activities in the first quarter of 2005 also includes $38 million in capital expenditures, primarily related to the acquisition of new regional jets.

For the first three months of 2004, investing activities included net cash outflows of $2 million related to capital expenditures and net equipment purchase deposit activity. Capital expenditures reflects the early return of aircraft purchase deposits by an aircraft manufacturer of $31 million. The decrease in short-term investments in the first quarter of 2004 reflects a shift in the investment portfolio to investments with maturities less than 90 days as of March 31, 2004. Investing activities in 2004 also included an increase in restricted cash of $113 million.

Net cash provided by financing activities during the three months ended March 31, 2005 was $58 million. Principal payments on debt and capital lease obligations of $72 million includes $6 million in prepayments on the ATSB Loan with proceeds from sales of assets. On March 1, 2005, the Company made the first draw of $75 million under the debtor in possession loan provided by Air Wisconsin. Net cash used by financing activities for the three months ended March 31, 2004 was $272 million. Principal payments on long-term debt and capital lease obligations of $295 million included the $250 million prepayment made in connection with the ATSB Loan amendment in March 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of US Airways’ control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of US Airways are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect US Airways’ liquidity, results of operations and financial condition. Given forecasted fuel consumption of approximately 1.14 billion gallons per year for US Airways Group, a one cent per gallon increase in fuel price results in a $1 million per month increase in expense.

US Airways has utilized financial derivatives, including fixed price swap agreements, collar structures and other similar instruments to manage some of the risk associated with changes in aviation fuel prices. As of March 31, 2005, US Airways had no open fuel hedge positions in place. The Company previously liquidated hedges representing approximately 4% of its 2005 anticipated fuel requirements and recognized a $6 million reduction to fuel expense for the three months ended March 31, 2005. The Company will continue to recognize a $2 million reduction to expense per month through December 2005. The Company had $16 million of unrealized gains related to fuel hedge positions recorded in Accumulated other comprehensive income, net of income tax effect, on its Balance Sheet at March 31, 2005.

There have been no other material changes to US Airways’ disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On September 12, 2004, US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group, US Airways’ parent company and three of its other subsidiaries (collectively the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.) The Company continues to operate its business and manage its property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to prepetition claims against the Company are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code. No new material legal proceedings have commenced during the time period covered by this interim report. In addition, there have been no significant developments in the pending legal proceedings as previously reported in the US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Defaults Upon Senior Securities

(a) The initiation of the Chapter 11 proceedings constituted a default under the agreements governing the Company’s debt and lease obligations incurred prior to the Petition Date.

Item 6. Exhibits

Designation	Description
10.1	First Supplemental Order (I) Authorizing Debtors’ Use of Cash Collateral (II) Providing Adequate Protection Pursuant to Bankruptcy Rules 4001(b) and 4001(d) (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K dated January 13, 2005)

10.2	Junior Secured Debtor-in-Possession Credit Facility Agreement dated as of February 18, 2005 among US Airways, Inc., a Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as Borrower, US Airways Group, Inc., PSA Airlines, Inc., and Material Services, Inc., Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code as Guarantors, and Eastshore Aviation, LLC, as Lender (incorporated by reference to Exhibit 99 to US Airways Group’s Current Report on Form 8-K dated February 28, 2005)

10.3	Investment Agreement dated as of March 15, 2005, among Wexford Capital LLC, Republic Airways Holdings Inc., US Airways Group, Inc. and US Airways, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC) (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.4	Post-Petition Purchase Agreement Modification and Aircraft Financing Term Sheet between US Airways, Inc. and EMBRAER – Empresa Brasileira de Aeronautica S.A., executed on December 16, 2005 (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Airways, Inc. (Registrant)

Date: May 3, 2005	By:	/s/ Anita P. Beier
Anita P. Beier
Senior Vice President-Finance and Controller
(Chief Accounting Officer)