Form 10-Q
period 2005-06-30
US AIRWAYS INC
filed 2005-08-02
CIK 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐
     As of July 31, 2005 there were outstanding 1,000 shares of common stock of US Airways, Inc.

US Airways, Inc.
(Debtor-in-Possession)
Form 10-Q
Quarterly Period Ended June 30, 2005

Part I. Financial Information
Item 1. Financial Statements
US Airways, Inc.
(Debtor-in-Possession)
Condensed Statements of Operations
(in millions)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Operating Revenues
Passenger transportation	$1,768	$1,761	$3,214	$3,274
Cargo and freight	25	34	46	68
Other	160	152	315	289

Total Operating Revenues	1,953	1,947	3,575	3,631

Operating Expenses
Personnel costs	341	564	758	1,141
Aviation fuel	400	243	735	458
US Airways Express capacity purchases	382	340	709	653
Other rent and landing fees	101	99	192	198
Aircraft rent	104	102	209	202
Selling expenses	91	96	186	192
Aircraft maintenance	95	75	170	147
Depreciation and amortization	58	54	110	106
Other	322	289	630	596

Total Operating Expenses	1,894	1,862	3,699	3,693

Operating Income (Loss)	59	85	(124)	(62)

Other Income (Expense)
Interest income	7	3	9	7
Interest expense, net	(80)	(56)	(156)	(112)
Reorganization items, net	(26)	—	(28)	—
Other, net	(6)	3	(6)	21

Other Income (Expense), Net	(105)	(50)	(181)	(84)

Income (Loss) Before Income Taxes	(46)	35	(305)	(146)
Income Tax Benefit	2	—	2	—

Net Income (Loss)	$(44)	$35	$(303)	$(146)

See accompanying Notes to Condensed Financial Statements.

US Airways, Inc.
(Debtor-in-Possession)
Condensed Balance Sheets
June 30, 2005 (unaudited) and December 31, 2004
(in millions)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$552	$734
Restricted cash	133	99
Receivables, net	301	247
Materials and supplies, net	147	147
Prepaid expenses and other	148	136

Total Current Assets	1,281	1,363

Property and Equipment
Flight equipment	2,655	3,084
Ground property and equipment	342	348
Less accumulated depreciation and amortization	(334)	(283)

	2,663	3,149
Purchase deposits for flight equipment	72	138

Total Property and Equipment	2,735	3,287

Other Assets
Goodwill	2,490	2,490
Other intangibles, net	481	494
Restricted cash	660	527
Other assets, net	80	89

Total Other Assets	3,711	3,600

	$7,727	$8,250

LIABILITIES & STOCKHOLDER’S DEFICIT
Current Liabilities
Current maturities of debt, capital leases and debtor in possession financing	$857	$721
Accounts payable	426	338
Payables to related parties, net	44	68
Traffic balances payable and unused tickets	1,065	820
Accrued aircraft rent	49	51
Accrued salaries, wages and vacation	168	154
Other accrued expenses	300	247

Total Current Liabilities	2,909	2,399

Noncurrent Liabilities and Deferred Credits
Long-term debt and capital lease obligations, net of current maturities	76	—
Deferred gains and credits, net	163	44
Postretirement benefits other than pensions	—	—
Employee benefit liabilities and other	225	230

Total Noncurrent Liabilities and Deferred Credits	464	274

Liabilities Subject to Compromise	5,043	6,078

Commitments and Contingencies

Stockholder’s Deficit
Common Stock	—	—
Paid-in capital	349	349
Accumulated deficit	(1,042)	(738)
Deferred compensation	(7)	(14)
Accumulated other comprehensive income (loss)	11	(98)

Total Stockholder’s Deficit	(689)	(501)

	$7,727	$8,250

See accompanying Notes to Condensed Financial Statements.

US Airways, Inc.
(Debtor-in-Possession)
Condensed Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Net cash provided by (used for) operating activities before reorganization items, net	$(23)	$187
Reorganization items, net	(42)	—

Net cash provided by (used for) operating activities	(65)	187

Cash flows from investing activities
Capital expenditures and purchase deposits for flight equipment, net	(40)	(36)
Proceeds from dispositions of property	4	16
Increase in short-term investments	—	(59)
Increase in restricted cash	(167)	(203)
Other	—	2

Net cash used for investing activities	(203)	(280)

Cash flows from financing activities
Proceeds from issuance of debt	68	42
Proceeds from debtor in possession financings	100	—
Principal payments on debt and capital lease obligations	(82)	(319)

Net cash provided by (used for) financing activities	86	(277)

Net decrease in Cash and cash equivalents	(182)	(370)

Cash and cash equivalents at beginning of period	734	923

Cash and cash equivalents at end of period	$552	$553

Noncash investing and financing activities
Reduction in debt related to sale leaseback transaction	$624	$—
Reduction in flight equipment related to sale leaseback transaction	517	—
Flight equipment acquired through issuance of debt	53	242

Supplemental Information
Interest paid during the period	$138	$100
Income taxes refunded during the period	—	9
See accompanying Notes to Condensed Financial Statements.

US Airways, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Chapter 11 Reorganization and Merger Agreement
     On September 12, 2004, US Airways, Inc. (US Airways or the Company), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group, Inc. (US Airways Group), US Airways’ parent company, and three of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Each of the Debtors in these cases previously filed a voluntary petition for relief under Chapter 11 on August 11, 2002 (the Prior Bankruptcy). The Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (the 2003 Plan), which was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and became effective on March 31, 2003.
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
     To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a plan of reorganization. The Company filed a plan of reorganization and disclosure statement with the Bankruptcy Court on June 30, 2005, as amended and subject to further amendment, which are based upon the proposed merger with America West Holdings Corporation (America West) and discussed in greater detail below. The submission was made within the time period in which the Company has the exclusive right to file a plan and the timing was consistent with the Company’s agreement with General Electric Commercial Aviation Services (GECAS). The plan of reorganization would, among other things, resolve all prepetition obligations, set forth a revised capital structure and establish the corporate governance subsequent to exiting from bankruptcy. Under the plan of reorganization, as proposed, creditors with claims of $50,000 or less will receive a cash payment of 10% of the amount of their claim. Other creditors holding unsecured claims will receive stock in the reorganized and merged US Airways Group (New US Airways Group). The value of the recovery to creditors will depend on the value of the shares of New US Airways Group at emergence, as well as the total amount of allowed claims, including the amount of disputed claims that have not yet been determined. The Company is working towards emerging from Chapter 11 and closing the merger transaction by late September or early October 2005. The merger cannot be completed without the approval of America West stockholders and is also subject to the satisfaction or waiver of several other conditions, including clearance from regulatory agencies. On June 23, 2005, the U.S. Department of Justice notified the Company and America West that the Department had completed its review of the proposed merger of the two airlines and the waiting period under the
Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired without a formal request from the Department for additional information.

     The Company notified all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 12, 2004. The deadline for filing proofs of claim with the Bankruptcy Court was February 3, 2005 (General Bar Date), with a limited exception for governmental entities, which had until March 11, 2005. The Debtors’ claims agent received approximately 5,000 timely-filed proofs of claims as of the General Bar Date totaling approximately $26.2 billion in the aggregate, and approximately 380 proofs of claims timely-filed by governmental entities totaling approximately $13.4 billion in the aggregate. As is typical in reorganization cases, differences between amounts scheduled by the Debtors and claims by creditors are being investigated and resolved in connection with the claims resolution process. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors’ estimate of such liability. The Debtors believe that many of these claims are duplicative, including those filed alleging joint and several liability against each of the Debtors, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.
     On May 19, 2005, US Airways Group announced its intention to merge with America West. Under the terms of the merger agreement and the plan of reorganization, Barbell Acquisition Corporation, a wholly owned subsidiary of US Airways Group, will merge with and into America West, as a result of which America West will become a wholly owned subsidiary of New US Airways Group and the merged company will be operated under the single brand name of US Airways through its two principal operating subsidiaries, US Airways and America West Airlines, Inc. US Airways Group will account for the merger as a “reverse acquisition” using the purchase method of accounting in conformity with accounting principles generally accepted in the United States of America.
     The merger agreement and plan of reorganization also contemplate $565 million in new equity investments, representing 51.7% of New US Airways Group common stock, and participation by suppliers and business partners that, together with the new equity, are expected to provide the merged company with approximately $1.5 billion in liquidity. The equity investors, described in greater detail under “Merger Agreement and Investment Agreements” below, are as follows (in millions):

Wellington Management Company	$150
Eastshore Aviation, LLC	125
Par Investment Partners, L.P.	100
ACE Aviation Holdings Inc.	75
Tudor Investment Corporation	65
Peninsula Investment Partners, L.P.	50

$565

     Existing shareholders of America West will receive 36.7% of the common stock of New US Airways Group. Certain unsecured creditors of the Debtors will receive 11.6% of the common stock of New US Airways Group. These percentages represent the assumed stock ownership immediately following the effective date of the plan of reorganization and merger and are subject to dilution as a result of any additional equity issuances, including the result of the proposed rights offering discussed below, and are subject to certain assumptions concerning the exchange of certain convertible debt for New US Airways Group common stock after the merger. For additional information regarding the proposed merger, refer to the Registration Statements on Form S-4 and Form S-1 filed with the Securities and Exchange Commission (SEC) on June 28, 2005 and June 29, 2005, respectively, as amended or supplemented.

     In connection with the transactions contemplated by the plan of reorganization, including the merger with America West, New US Airways Group intends to effectuate an offering of rights to purchase up to $150 million in shares of New US Airways Group common stock to certain unsecured creditors of the Debtors and to existing common stockholders of America West. In the event that this rights offering were to be fully subscribed, the percentage of ownership of New US Airways Group by the stakeholders would be diluted (see discussion related to July 7, 2005 letter agreement below). The Company reserves the right to determine not to proceed with the rights offering or to terminate it at any time. For additional information regarding the proposed rights offering, refer to the Registration Statement on Form S-1 filed with the SEC on June 29, 2005.
Restructuring
     Since filing for bankruptcy on September 12, 2004, the Company has achieved cost-savings agreements with its principal collective bargaining groups. Effective January 2005, US Airways terminated its three mainline defined benefit plans and has recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in the first quarter of 2005 in connection with the termination, which is included in Reorganization items, net in the Statement of Operations. The Pension Benefit Guaranty Corporation (PBGC) was appointed trustee of the plans effective February 1, 2005. The Company continues to carry a liability of $948 million related to the three terminated plans, classified within Liabilities Subject to Compromise on the Balance Sheet. The liability will be adjusted when the amount of the PBGC claim approved by the Bankruptcy Court is known. Also in January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the International Association of Machinists and Aerospace Workers (IAM) and the Transport Workers Union (TWU), to begin the significant curtailment of postretirement benefits. As a result of the curtailment of these benefits, the Company recognized a gain of $183 million in the first quarter of 2005, which is included in Reorganization items, net in the Statement of Operations.
     Pursuant to the Company’s newly ratified collective bargaining agreements, the Company implemented voluntary furlough and termination programs across several of its employee groups. In the first and second quarters of 2005, the Company recognized charges of $51 million and $4 million, respectively, which are included in Reorganization items, net in the Statements of Operations, associated with termination payments and health care benefits for approximately 2,700 employees participating in these voluntary programs. The majority of employees expected to participate in voluntary terminations notified the Company by March 31, 2005.
     In connection with the outsourcing of a portion of the Company’s aircraft maintenance and certain fleet service operations, the closing of its Pittsburgh reservation center, and the closing of certain airport clubs and city ticket offices, the Company involuntarily terminated or furloughed approximately 2,300 employees. In the first quarter of 2005, the Company recognized a charge of $44 million, which is included in Reorganization items, net in the Statement of Operations, associated with contractual severance payments and healthcare benefits for those employees. Notification for the majority of planned involuntary terminations was completed in the first quarter of 2005.
     Severance charges and payment activity during 2005 consisted of the following (in millions):

Balance at January 1, 2005	$—
Severance including benefits expense	99
Payments	(28)

Balance at June 30, 2005	$71

     The Company expects to make $55 million of termination and benefit payments during the remainder of 2005, $9 million in 2006 and approximately $1 million per year in the years 2007 through 2013.
Financing during the Chapter 11 Proceedings
     As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million loan guarantee under the Air Transportation Safety and System Stabilization Act from the Air Transportation Stabilization Board (ATSB) in connection with a $1 billion term loan financing (ATSB Loan). US Airways is the primary obligor under the ATSB Loan, which is guaranteed by US Airways Group and each of its other domestic subsidiaries. In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the ATSB Loan on an interim basis. Therefore, the Company has access to the cash collateralizing the ATSB Loan as working capital, subject to certain on-going conditions and limitations. This interim agreement was approved by the Bankruptcy Court on September 13, 2004 as part of the first day motions, and was scheduled to expire on October 15, 2004. The Bankruptcy Court approved two subsequent agreements extending the Company’s ability to use the cash collateral (Cash Collateral Agreement), including an agreement approved on January 13, 2005 extending the Company’s use of cash collateral through June 30, 2005, subject to certain conditions and limitations. On June 23, 2005 and July 21, 2005, the Bankruptcy Court approved interim extensions to the Cash Collateral Agreement. The current interim agreement will expire on August 19, 2005 and will require US Airways Group, among other conditions, to maintain a weekly minimum unrestricted cash balance of $325 million. US Airways Group must also maintain and achieve certain cumulative earnings levels during the period, as defined in the agreement. Further, US Airways Group must comply with restrictions on its ability to make capital expenditures. In light of continued high fuel prices and downward pressure on its fares, there can be no assurance that the Company can continue to comply with the Cash Collateral Agreement, as extended.
     The ATSB Loan also contains covenants that limit, among other things, the Company’s ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Prior Bankruptcy. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the decrease in value of the collateral pledged in respect of the ATSB Loan below specified coverage levels. During the six months ended June 30, 2005, the Company made approximately $10 million in prepayments on the ATSB Loan with proceeds received from asset sales.
     As of June 30, 2005, $708 million was outstanding under the ATSB Loan. The ATSB Loan is reflected as a current liability on the accompanying balance sheet at a book value of $693 million, which is net of $15 million of unamortized discount, and is not subject to compromise. As of June 30, 2005, the Company’s $552 million in unrestricted cash and cash equivalents was available to support daily operations, subject to certain conditions and limitations under the Cash Collateral Agreement.
     On July 22, 2005, the Company and America West announced that the ATSB has approved the proposed merger. America West also has a loan that is guaranteed by the ATSB, and the two companies have been in negotiations with the ATSB on the post-merger terms of both loans. Under the negotiated new loan terms, the two loans will continue to have separate repayment schedules and interest rates; however, the loans will be subject to similar repayments and mandatory amortization in the event of additional secured debt issuances, other than the proposed $125 million of convertible notes to be issued to GECAS by US Airways and the refinancing of America West’s existing convertible notes. US Airways must pay down the loan principal in an amount equal to the greater of (i) the first $125 million of proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence and (ii) 60% of net proceeds from designated asset sales, provided that any such asset sales proceeds in excess of $275 million are to be applied pro rata across all maturities in accordance with the loan’s early amortization provisions. The current US Airways ATSB Loan agreement required repayment of 100% of all proceeds from any such asset sales. The guarantee fee on Tranche A of the US Airways ATSB Loan will be increased to 6.0%, from a current rate of 4.2% (before penalty interest assessed as a result of the current Chapter 11 proceedings) with annual increases of 10 basis points. The interest rate on Tranche A will not change. The interest rate on Tranche B will be increased to LIBOR plus 6.0% from a current rate of LIBOR plus 4.0% (before penalty interest). The negotiated terms also reschedule amortization payments for US Airways with semi-annual payments beginning on September 30, 2007, assuming repayment of proceeds from assets sales of $150 million, and continuing through September 30, 2010. The current loan’s final amortization is in October 2009. The new loan terms will require New US Airways Group to meet certain financial covenants, including minimum cash requirements and required minimum ratios of earnings before interest, taxes, depreciation, amortization and aircraft rent to fixed charges.
     On February 18, 2005, the Company announced that it reached an agreement with Eastshore Aviation, LLC, (Eastshore) an investment entity owned by Air Wisconsin Airlines Corporation and its shareholders (Air Wisconsin), on a $125 million financing commitment to provide equity funding for a plan of reorganization. The $125 million facility is in the form of a debtor in possession term loan. Through June 30, 2005, the Company has drawn $100 million under this facility, with $75 million drawn on March 1, 2005 and the first of two $25 million increments drawn on April 4, 2005. This loan is second only to the ATSB Loan with regard to the Company’s assets that are pledged as collateral. Upon emergence from Chapter 11 and completion of the merger, the $125 million financing package will convert to equity in New US Airways Group. The interest on the facility is LIBOR plus 6.5% as determined as of the draw date of each increment and reset quarterly thereafter. Interest is payable quarterly in arrears. As part of this agreement, US Airways and Air Wisconsin also entered into a regional jet services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement. On April 8, 2005, Air Wisconsin notified the Company of its intention to deploy 70 regional jets, the maximum number provided for in the agreement, into the US Airways Express network. The investment agreement with Eastshore was subsequently amended by the May 19, 2005 investment agreement described below related to the merger with America West.
     In March 2005, US Airways announced a multi-part agreement with Republic Airways and its affiliate Wexford Capital, LLC, to sell certain assets, and to enter into an agreement whereby Republic/Wexford could be an equity investor in the US Airways Group Chapter 11 restructuring. Since that time, the US Airways-America West merger has been announced, the US Airways business plan has changed, and other equity investors have committed to invest in the merged companies. Subsequently, US Airways notified Republic/Wexford that it does not intend to request Republic/Wexford to purchase the New US Airways Group common stock to be issued in connection with the reorganization and merger, per the agreement, but it does wish to proceed with the asset sale. Under the terms of the asset sale agreement, Republic will purchase or assume the leases of 28 Embraer 170 aircraft from US Airways, and will operate them in the US Airways network under a regional jet service agreement that has been negotiated and approved by the Bankruptcy Court. Other Embraer 170 assets, including a flight simulator, spare parts, and certain facilities to support the aircraft operations, are also part of the transaction. In addition, US Airways will sell, and then lease back from Republic, 113 commuter slots at Ronald Reagan Washington National Airport, and 24 commuter slots at New York LaGuardia Airport. US Airways has the right to repurchase the slots at a predetermined price.

Merger Agreement and Investment Agreements
     On May 19, 2005 and as noted above, US Airways Group and America West entered into investment agreements with each of ACE Aviation Holdings Inc. (ACE), Eastshore, Par Investment Partners, L.P. (Par) and Peninsula Investment Partners, L.P. (Peninsula). The investment agreements provide that, upon the terms and subject to the conditions set forth in the applicable investment agreement, at the closing under the investment agreement (which is expected to occur simultaneously with the merger) US Airways Group will sell, and each of ACE, Eastshore, Par and Peninsula will purchase shares of New US Airways Group common stock, at a price of $15.00 per share, for a total purchase price of $75 million, $125 million, $100 million and $50 million, respectively. Except for Eastshore, which will convert the principal owed to it pursuant to the existing debtor in possession facility described above in payment of the purchase price, the purchase price for such shares of New US Airways Group common stock is payable in cash.
     On May 27, 2005, US Airways Group and America West announced that certain investors under the management of Wellington Management Company, a Boston-based investment firm (Wellington) made a $150 million commitment to purchase approximately 9.1 million shares of New US Airways Group common stock at a price of $16.50 per share. On July 7, 2005, US Airways Group and America West announced that Tudor Proprietary Trading, L.L.C. and a group of investors for which Tudor Investment Corporation acts as investment adviser (collectively, Tudor) made a $65 million commitment to purchase approximately 3.9 million shares of New US Airways Group common stock at a price of $16.50 per share. Funding will occur along with other equity investments upon completion of the merger. The investment agreements with Wellington and Tudor contain terms substantially similar to the investment agreements previously entered into on May 19, 2005.
     Also on July 7, 2005, US Airways Group and America West entered into a letter agreement with each of the equity investors other than Tudor amending the May 19, 2005 merger agreement and the other investment agreements. The letter agreement provides for, among other things, (a) a change in the merger exchange ratio for the America West Holdings Class A and Class B common stock to give effect to the Wellington and Tudor investments; (b) allocation of additional shares of new common stock to the creditors of US Airways Group, stockholders of America West and Par as a result of the Wellington investment in the amounts of 545,454 shares, 261,818 shares and 101,818 shares, respectively; (c) the grant to each of the equity investors other than Tudor (who received a corresponding option under its investment agreement) the option to purchase, at $15.00 per share, additional shares of New US Airways Group common stock up to the number of additional shares of New US Airways Group common stock equal to that investor’s option amount as set forth in the letter agreement at $15.00 per share; and (d) clarification of certain provisions of the merger agreement, including with respect to the appointment of directors of New US Airways Group.
Aircraft Financing
     The Company has reached agreements with certain of its lessors and lenders restructuring existing aircraft lease and debt financings. In November 2004, the Bankruptcy Court approved the Company’s agreements for the continued use and operation of substantially all of its mainline and Express fleet. Under the terms of the Master Memorandum of Understanding among the Company and General Electric and its affiliates (Master MOU), as amended by the Master Merger Memorandum of Understanding (Merger MOU) entered into in connection with the merger, the Company reached a comprehensive agreement with GE Commercial Aviation Services (GECAS) and GE Engine Services (GEES) on aircraft leasing and financing and engine services, which provides the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services, and operating leases for new regional jets.

     Aircraft Transactions. The Master MOU contemplated a series of transactions intended to provide the Debtors with additional liquidity and lower aircraft ownership costs. Pursuant to the Merger MOU, certain of these transactions were modified, with the parties also reaching new agreements regarding the restructuring of lease payments relative to certain aircraft and the early redelivery of additional aircraft. Under the Master MOU, as modified and supplemented by the Merger MOU, the parties reached the agreements discussed below relative to aircraft.
     With respect to certain B737-300, B757 and B737-400 aircraft, US Airways Group agreed, pursuant to the Master MOU and applicable Section 1110 agreements, to pay and perform all of its obligations under the applicable leases for those aircraft during the pendency of the Chapter 11 cases, with a “true-up” payment to be made with respect to the B737-300 and B757 aircraft for accrued rent owing on June 30, 2005, at an assumed lease rental rate per aircraft, pro-rated for partial months. From and after the Debtors’ emergence from bankruptcy, the average monthly rent on the B737-300, B757 and B737-400 aircraft will be at reduced rates per month, provided that US Airways Group can further reduce the postpetition rent for the B737-400 aircraft by either paying GE cash or issuing the convertible notes of the reorganized US Airways in an agreed upon amount. Under the Merger MOU, GE has agreed that, following the “true-up” payment being made, as determined as of June 30, 2005, with respect to the B737-300 and B757 aircraft, the rent payments due on the B737-300, B757 and B737-400 aircraft will be adjusted to the agreed upon reduced rates effective as of July 1, 2005, even though the Debtors have not yet emerged from bankruptcy, and, with respect to the B737-400 aircraft, without the agreed upon cash payment or the issuance of the required amount of convertible notes. Each of the leases for these Boeing aircraft, as modified, will be assumed by the Debtors, provided that, if the Debtors fail to emerge from bankruptcy, only rent, return conditions and deferred rent (being the difference between current contractual rentals and the amended lease rentals) payable through the later of October 31, 2005 or the return of the aircraft will be entitled to administrative expense status, with all other claims under those leases, including rejection damages, being unsecured pre-petition claims. In the event that US Airways Group fails to complete the merger, the terms for the Boeing leases, including the rental rates, return conditions and expiry dates, will revert to their original terms (with the Debtors receiving credit for all previously paid rent), subject to administrative expense status, as set forth above, and US Airways Group will again have the benefit of the provisions of the Master MOU in respect of the Boeing aircraft.
     With respect to 23 CRJ-200 aircraft, GE agreed to restructure the timing of the rental payments under the leases applicable to the aircraft to reduce the quarterly rent payments for a period of 30 months following the Debtors’ emergence from bankruptcy. The amount of the rent reductions will be deferred and added to the rents payable under the applicable leases over the 24 month period immediately following the 30 month deferral, so that the lessors’ lease economics are maintained. Fourteen of the leases for the CRJ-200 aircraft will also be extended for an additional three months.
     Under the Master MOU, the Debtors agreed to enter into short-term leases with respect to 16 CRJ aircraft, consisting of nine CRJ-200 aircraft and seven CRJ-700 aircraft, with those leases to be converted to long-term leases in connection with the Debtors’ emergence from the Chapter 11 cases. Pursuant to the Merger MOU, the Debtors agreed to enter into the contemplated long-term leases with those leases being postpetition agreements, subject to administrative expense status only for (i) rent payable through the later of October 31, 2005 and the return of the aircraft and (ii) return conditions, with all other claims under such leases, including rejection damages, being unsecured prepetition claims.
     Pursuant to the Master MOU, US Airways Group agreed to modify the expiry dates for the leases relative to ten A319/A320 aircraft in order to provide for the early redelivery of the associated aircraft to GE, and also agreed to modify the expiry dates of the single investor documentation relating to certain Boeing aircraft, with redelivery conditions to be agreed upon. GE agreed to waive cross-default provisions and consent to the foreclosure of its interest in five B737-400 aircraft without any resulting claims in order to facilitate the Debtors’ restructuring of the lease financing with respect to the aircraft with SNECMA, which restructuring occurred in February 2005. As a result of the Merger MOU, in addition to the ten A319/A320 aircraft referred to above, US Airways Group agreed on the terms and conditions for the early return of 41 aircraft and up to six spare engines, with related return condition concessions to facilitate these redeliveries.
     Regional Jet Financing. Pursuant to the Master MOU, GE agreed to provide lease financing for up to 31 regional jet aircraft, to consist of 70- to 100-seat regional jet aircraft in a mix and on terms to be agreed to between US Airways Group and GE. During the first quarter of 2005, GE provided lease financing for six CRJ-700 aircraft, with terms expiring on the earlier of the Debtors’ emergence from bankruptcy and June 30, 2005. Under the terms and conditions of the Merger MOU, US Airways Group and GE have agreed to convert the leases for the six CRJ aircraft into long-term leases with the long-term leases being post-petition agreements, subject to a limitation on administrative expense status to rent payable through October 31, 2005 (or a later date agreed to by the parties) and return condition obligations. The Merger MOU also eliminates any further obligation on GE to provide regional jet financing directly to US Airways Group, but GE has agreed to provide single investor or operating leases to third-party carriers meeting financial tests and otherwise acceptable to GE for ten EMB-170/190/195 aircraft delivering between 2007 and 2008, on a schedule and terms to be agreed on by the parties, and subject to manufacturer support. GE will also provide single investor or operating lease financing to Republic Airways for three EMB-170 aircraft that are currently committed to be delivered to the Debtors, subject to manufacturer support and other terms and conditions acceptable to GE. Finally, to facilitate a transaction agreed to between US Airways Group and Republic Airways, GE will also consent to the assignment to Republic Airways of up to 15 EMB-170 leases, subject to manufacturer support and other conditions acceptable to GE.
     In December 2004, US Airways Group reached aircraft leasing and financing agreements with Embraer and Bombardier, which were approved by the Bankruptcy Court in January 2005. Pursuant to the agreement reached with Embraer, US Airways Group purchased and took delivery of three EMB-170 aircraft in January 2005 and undertook to purchase and take delivery of three additional EMB-170 aircraft by March 31, 2005. The purchase of the three EMB-170s delivered in January 2005 was financed by Embraer through a mortgage loan facility and the application of $17 million of existing purchase deposits held by Embraer. As discussed below, US Airways Group did not take delivery of the second three aircraft in March 2005. Additionally, approximately $12 million of purchase deposits held by Embraer will be used to fund an Embraer loan reserve. Embraer will apply the reserve funds in the amounts and on the dates as and when payments are due under the Embraer loans during the period from October 1, 2004 through July 31, 2005 in full satisfaction of US Airways Group’s payment obligations with respect to those Embraer loans during that period. Upon delivery of the first three EMB-170s, which occurred in January 2005, unless US Airways Group assumes the Embraer aircraft purchase agreement pursuant to Section 365 of the bankruptcy code, no further obligations arise on the part of US Airways Group or Embraer with respect to the purchase and delivery of any aircraft, other than those obligations that arise from or are related to the purchase and delivery of the final three EMB-170s originally scheduled for March 2005. Embraer and US Airways Group have agreed to negotiate a new delivery schedule upon US Airways Group’s assumption of the Embraer aircraft purchase agreement.
     Due to US Airways Group’s failure to take delivery by March 31, 2005 of the remaining three EMB-170 aircraft, damages accrue from and after April 1, 2005 until the delivery of the aircraft at the rate of $162,795 per month per aircraft. If the aircraft are not delivered by July 31, 2005, Embraer’s obligation to deliver these aircraft will terminate and its damages with respect to the undelivered aircraft may be as much as $10 million for all three aircraft, rather than at the rate of $162,795 per month per aircraft, with Embraer having the right to apply any remaining purchase deposits against Embraer’s aggregate damages. US Airways Group is currently working to arrange financing for these aircraft, and anticipates that GE’s commitment to finance the aircraft, as discussed above, will be realized, but recorded a charge of $2 million in the first quarter of 2005, which is included in Reorganization items, net in the Statement of Operations, associated with penalties expected to be incurred. As described above, under the terms of the Merger MOU, the Company intends to assign the delivery of the three remaining aircraft deliveries to Republic with leases to be provided by GECC. The Company has agreed with Embraer to extend the July 31, 2005 deadline, but will incur an additional penalty in connection with this extension.
     Under the agreement reached with Bombardier, US Airways Group acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank AG. Additionally, $4 million of existing purchase deposits held by Bombardier were used to satisfy existing defaults and cure payments. So long as US Airways Group continues to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code, no obligations will arise on the part of US Airways Group or Bombardier with respect to the purchase and delivery of any aircraft.
2. Basis of Presentation
     The accompanying Condensed Financial Statements should be read in conjunction with the Financial Statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004. US Airways is a wholly owned subsidiary of US Airways Group. Certain prior year amounts have been reclassified to conform with the 2005 presentation.
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
     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor in possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, the plan of reorganization could materially change the amounts and classifications reported in the historical financial statements, which do not reflect any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of the plan of reorganization.
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

     Reorganization items, net as shown on the Statements of Operations consisted of the following (in millions):

	Three	Six
	Months Ended	Months Ended
	June 30, 2005
Gain related to curtailment of postretirement benefits (a)	$—	$183
Gain related to curtailment of pension plans (a)	—	24
Interest on accumulated cash	3	5
Severance including benefits (b)	(4)	(99)
Minimum pension liability adjustment (a)	—	(91)
Professional fees	(19)	(34)
Damage and deficiency claims (c)	(6)	(14)
Aircraft order penalties (d)	—	(2)

Reorganization items, net	$(26)	$(28)

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the IAM and TWU, to begin the significant curtailment of postretirement medical benefits. The Company recognized a gain of $183 million in connection with this curtailment. Also in January 2005, US Airways terminated its three mainline defined benefit plans. The Company recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations. See also Notes 1 and 5.

(b)	In connection with the new labor agreements, approximately 5,000 employees across several of the Company’s labor groups were involuntarily terminated or participated in voluntary furlough and termination programs. See also Note 1.

(c)	Damage and deficiency claims arise as a result of the Company’s election to restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

(d)	As a result of the Company’s bankruptcy filing in September 2004, the Company did not expect to be able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $2 million in the first quarter of 2005. See also Note 1.
     (b) Liabilities Subject to Compromise
     SOP 90-7 also requires that prepetition liabilities subject to compromise should be distinguished from both prepetition liabilities that are not subject to compromise and postpetition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. The following table summarizes the components of Liabilities Subject to Compromise as of June 30, 2005 (in millions):

Postretirement and other employee related expenses	$2,572
Debt and capital leases	1,705
Other accrued expenses	543
Accounts payable	160
Aircraft-related accruals and deferrals	63

Total Liabilities Subject to Compromise	$5,043

4. Income Taxes
     The Company recorded an income tax benefit of $2 million for the three and six months ended June 30, 2005, as compared to no income tax provision in the three or six months ended June 30, 2004. The Company continues to record a full valuation allowance against its net deferred tax asset.

5. Employee Benefit Plans
     Components of the net and total periodic benefit include the following for pension benefits (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Service cost	$—	$10	$1	$20
Interest cost	—	38	6	76
Expected return on plan assets	—	(32)	(5)	(64)

Net periodic cost	—	16	2	32
Curtailment gain	—	—	(24)	—

Total periodic cost (benefit)	$—	$16	$(22)	$32

     Components of the net and total periodic benefit cost include the following for other postretirement benefits (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Service cost	$1	$9	$7	$21
Interest cost	3	21	18	46
Amortization of:
Prior service benefit	(31)	(2)	(44)	(6)
Actuarial gain	(4)	(3)	(7)	(3)

Net periodic cost (benefit)	(31)	25	(26)	58
Curtailment gain	—	—	(183)	—

Total periodic cost (benefit)	$(31)	$25	$(209)	$58

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
     Upon termination of the plans, the Company recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment, included in Reorganization items, net in the Statement of Operations. The PBGC has filed claims totaling approximately $13 billion. The Company believes these claims may potentially be reduced. The Company continues to carry a liability of $948 million related to the three terminated plans, classified within Liabilities Subject to Compromise on the Balance Sheet. The liability will be adjusted when the amount of the PBGC claim approved by the Bankruptcy Court is known.
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
6. Comprehensive Income (Loss)
     Comprehensive income (loss) was $(50) million and $(195) million for the three and six months ended June 30, 2005, respectively. Comprehensive income (loss) was $42 million and $(118) million for the three and six months ended June 30, 2004, respectively. Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholder’s equity such as changes in the fair value of certain derivative financial instruments and adjustments for minimum pension liabilities.
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
Certain of the statements contained herein should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of US Airways with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor-in-possession financing or other financing; the ability of the Company to maintain adequate liquidity; the ability of the Company to absorb escalating fuel costs; the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceedings and to consummate all of the transactions contemplated by one or more such plans of reorganization or upon which consummation of such plans may be conditioned; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations; the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the financial covenants); the ability of the Company to fund and execute its business plan during the Chapter 11 proceedings and in the context of a plan of reorganization and thereafter; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing availability and costs; security-related and insurance costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand (particularly from low-cost carriers and multi-carrier alliances); weather conditions; government legislation and regulation; impact of the continued military activities in Iraq; other acts of war or terrorism; and other risks and uncertainties listed from time to time in the Company’s reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. Similarly, these and other factors, including the terms of any plan of reorganization ultimately confirmed, can affect the value of the Company’s various prepetition liabilities. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

Introduction
     On September 12, 2004, US Airways filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group, US Airways’ parent company, and three of its other subsidiaries (collectively the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Each of the Debtors in these cases had previously filed a voluntary petition for relief under Chapter 11 on August 11, 2002 (the Prior Bankruptcy). The Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (the 2003 Plan), which was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and became effective on March 31, 2003.
     For the second quarter of 2005, the Company’s operating revenues were $1.95 billion, operating income was $59 million and the net loss was $44 million. The Company’s operating revenues were $1.95 billion, operating income was $85 million and net income was $35 million for the same period in 2004. As discussed in “Results of Operations” below, operating results for the quarter reflect high fuel prices and the continued weak revenue environment in the Company’s primary operating region.
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
     To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a plan of reorganization. The Company filed a plan of reorganization and disclosure statement with the Bankruptcy Court on June 30, 2005, as amended and subject to further amendment, which are based upon the proposed merger with America West discussed in greater detail below. The submission was made within the time period in which the Company has the exclusive right to file a plan and the timing was consistent with the Company’s agreement with GECAS. The plan of reorganization would, among other things, resolve all prepetition obligations, set forth a revised capital structure and establish the corporate governance subsequent to exiting from bankruptcy. Under the plan of reorganization, as proposed, creditors with claims of $50,000 or less will receive a cash payment of 10% of the amount of their claim. Other creditors holding unsecured claims will receive stock in New US Airways Group. The value of the recovery to creditors will depend on the value of the shares of New US Airways Group at emergence, as well as the total amount of allowed claims, including the amount of disputed claims that have not yet been determined. The Company is working towards emerging from Chapter 11 and closing the merger transaction by late September or early October 2005. The merger cannot be completed without the approval of America West stockholders and is also subject to the satisfaction or waiver of several other conditions, including clearance from regulatory agencies. On June 23, 2005, the U.S. Department of Justice notified the Company and America West that the Department had completed its review of the proposed merger of the two airlines and the waiting period under the
Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired without a formal request from the Department for additional information.
     The Company notified all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 12, 2004. The deadline for filing proofs of claim with the Bankruptcy Court was February 3, 2005 (General Bar Date), with a limited exception for governmental entities, which had until March 11, 2005. The Debtors’ claims agent received approximately 5,000 timely-filed proofs of claims as of the General Bar Date totaling approximately $26.2 billion in the aggregate, and approximately 380 proofs of claims timely-filed by governmental entities totaling approximately $13.4 billion in the aggregate. As is typical in reorganization cases, differences between amounts scheduled by the Debtors and claims by creditors are being investigated and resolved in connection with the claims resolution process. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors’ estimate of such liability. The Debtors believe that many of these claims are duplicative, including those filed alleging joint and several liability against each of the Debtors, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.
Plan of Reorganization and Merger Agreement
     On May 19, 2005, US Airways Group announced its intention to merge with America West. Under the terms of the merger agreement and the plan of reorganization, Barbell Acquisition Corporation, a wholly owned subsidiary of US Airways Group, will merge with and into America West, as a result of which America West will become a wholly owned subsidiary of New US Airways Group and the merged company will be operated under the single brand name of US Airways through its two principal operating subsidiaries, US Airways and America West Airlines, Inc. US Airways Group will account for the merger as a “reverse acquisition” using the purchase method of accounting in conformity with accounting principles generally accepted in the United States of America.
     The merger agreement and plan of reorganization also contemplate $565 million in new equity investments, representing 51.7% of New US Airways Group common stock, and participation by suppliers and business partners that, together with the new equity, are expected to provide the merged company with approximately $1.5 billion in liquidity. The equity investors, described in greater detail under “Liquidity and Capital Resources” below, are as follows (in millions):

Wellington Management Company	$150
Eastshore Aviation, LLC	125
PAR Investment Partners, L.P.	100
ACE Aviation Holdings Inc.	75
Tudor Investment Corporation	65
Peninsula Investment Partners, L.P.	50

$565

     Existing shareholders of America West will receive 36.7% of the common stock of New US Airways Group. Certain unsecured creditors of the Debtors will receive 11.6% of the common stock of New US Airways Group. These percentages represent the assumed stock ownership immediately following the effective date of the plan of reorganization and merger and are subject to dilution as a result of any additional equity issuances, including the result of the proposed rights offering discussed below, and are subject to certain assumptions concerning the exchange of certain convertible debt for New US Airways Group common stock after the merger. For additional information regarding the proposed merger, refer to the Registration Statements on

Form S-4 and Form S-1 filed with the Securities and Exchange Commission (SEC) on June 28, 2005 and June 29, 2005, respectively, as amended or supplemented.
     In connection with the transactions contemplated by the plan of reorganization, including the merger with America West, New US Airways Group intends to effectuate an offering of rights to purchase up to $150 million in shares of New US Airways Group common stock to certain unsecured creditors of the Debtors and to existing common stockholders of America West. In the event that this rights offering were to be fully subscribed, the percentage of ownership of New US Airways Group by the stakeholders would be diluted (see discussion related to July 7, 2005 letter agreement in “Liquidity and Capital Resources” below). The Company reserves the right to determine not to proceed with the rights offering or to terminate it at any time. For additional information regarding the proposed rights offering, refer to the Registration Statement on Form S-1 filed with the SEC on June 29, 2005.
Restructuring
     Since filing for bankruptcy on September 12, 2004, the Company has achieved cost-savings agreements with its principal collective bargaining groups. Effective January 2005, US Airways terminated its three mainline defined benefit plans and has recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in the first quarter of 2005 in connection with the termination, which is included in Reorganization items, net in the Statement of Operations. The Pension Benefit Guaranty Corporation (PBGC) was appointed trustee of the plans effective February 1, 2005. The Company continues to carry a liability of $948 million related to the three terminated plans, classified within Liabilities Subject to Compromise on the Balance Sheet. The liability will be adjusted when the amount of the PBGC claim approved by the Bankruptcy Court is known. Also in January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the International Association of Machinists and Aerospace Workers (IAM) and the Transport Workers Union (TWU), to begin the significant curtailment of postretirement benefits. As a result of the curtailment of these benefits, the Company recognized a gain of $183 million in the first quarter of 2005, which is included in Reorganization items, net in the Statement of Operations.
     Pursuant to the Company’s newly ratified collective bargaining agreements, the Company implemented voluntary furlough and termination programs across several of its employee groups. In the first and second quarters of 2005, the Company recognized charges of $51 million and $4 million, respectively, which are included in Reorganization items, net in the Statements of Operations, associated with termination payments and health care benefits for approximately 2,700 employees participating in these voluntary programs. The majority of employees expected to participate in voluntary terminations notified the Company by March 31, 2005.
     In connection with the outsourcing of a portion of the Company’s aircraft maintenance and certain fleet service operations, the closing of its Pittsburgh reservation center, and the closing of certain airport clubs and city ticket offices, the Company involuntarily terminated or furloughed approximately 2,300 employees. In the first quarter of 2005, the Company recognized a charge of $44 million, which is included in Reorganization items, net in the Statement of Operations, associated with contractual severance payments and healthcare benefits for those employees. Notification for the majority of planned involuntary terminations was completed in the first quarter of 2005.
     Severance charges and payment activity during 2005 consisted of the following (in millions):

Balance at January 1, 2005	$—
Severance including benefits expense	99
Payments	(28)

Balance at June 30, 2005	$71

     The Company expects to make $55 million of termination and benefit payments during the remainder of 2005, $9 million in 2006 and approximately $1 million per year in the years 2007 through 2013.
Results of Operations
     The following section pertains to activity included in the Company’s Condensed Statements of Operations and in “Selected Operating and Financial Statistics” below. Except where noted, operating statistics referred to below are for scheduled service only.
Three Months Ended June 30, 2005
Compared with the
Three Months Ended June 30, 2004
Operating Revenues — Passenger transportation revenues increased $7 million, or 0.4%, due to a 4.3% increase in revenue passenger miles (RPMs), which increased revenue by $76 million, partially offset by a 3.8% decrease in yield, which reduced revenue by $69 million. Cargo and freight revenues decreased $9 million, or 26.5%, primarily due to lower mail and freight volume. Other revenue increased 5.3% primarily due to revenue generated through airline partner travel after the Company joined the Star Alliance in May 2004.
Operating Expenses — Operating expenses increased by 1.7% on a capacity increase (as measured by available seat miles or ASMs) of 6.2%. Personnel costs decreased 39.5% primarily due to lower wage and benefits rates as a result of the implementation of the cost-savings agreements achieved with each of the collective bargaining groups, including the termination of the Company’s defined benefit plans and the curtailment of postretirement benefits, as well as lower headcount as compared to the same period in 2004. These reductions were partially offset by increases to workers compensation and medical and dental liabilities. Aviation fuel increased 64.6% due to an increase in the average fuel price of 57.4% along with greater consumption. US Airways Express capacity purchases increased 12.4% reflecting an increase in purchased ASMs from US Airways Group’s regional airlines and as a result of higher fuel prices that are paid by the Company on capacity purchases. Other rent and landing fees increased 2.0% due to increases in landing fee rates, partially offset by decreases in space rent. Aircraft rent increased 2.0% primarily due to new aircraft leases for regional jets delivered throughout 2004 and in the first quarter of 2005. Selling expenses decreased 5.2% as a result of a decrease in commissions and advertising expense, partially offset by increases in credit card and computer reservation fees driven by higher sales volume. Aircraft maintenance increased 26.7% reflecting the shift to outside vendors to perform scheduled maintenance, partially offsetting a portion of the decrease to personnel expense described above. Depreciation and amortization increased 7.4% as a result of increased depreciation associated with regional aircraft delivered throughout 2004 and the write-down of leasehold improvements at certain airports, partially offset by the reduced amortization associated with capitalized software costs and the write-off of an indefinite lived foreign slot in the second quarter of 2004. Other operating expenses increased 11.4% primarily due to increases in expenses associated with the redemption of Dividend Miles on partner airlines and outside services, partially offset by decreases in ordinary course legal fees. In the second quarter of 2004, the Company also recorded a $7 million reduction of expense related to a settlement with the Internal Revenue Service that had previously been fully reserved.
Other Income (Expense) — Other Income (Expense) increased by $55 million. Interest income increased due to higher average interest rates and interest earned in certain restricted cash and deposit accounts, partially offset by the reclassification of approximately $3 million of interest income as a reorganization item. Interest expense, net increased 42.9% as a result of increased interest expense on the ATSB Loan, including penalty interest incurred as a result of the current Chapter 11 proceedings and interest associated with new regional jets. Other, net income decreased as compared to the same period in 2004 as a result of mark-to-market adjustments on certain stock options held by the Company. In the second quarter of 2004, the Company recorded a gain of $2 million on the sale of four aircraft.
Provision for Income Taxes — The Company recorded an income tax benefit of $2 million in the second quarter of 2005 related to adjustments from estimates for certain state income taxes. No tax provision was recorded in the second quarter of 2004. The Company continues to record a full valuation allowance against its net deferred tax asset.
Six Months Ended June 30, 2005
Compared with the
Six Months Ended June 30, 2004
Operating Revenues — Passenger transportation revenues decreased $60 million, or 1.8%, due to a 8.0% decrease in yield, which reduced revenue by $280 million, partially offset by an 8.4% increase in RPMs, which increased revenue by $220 million. Cargo and freight revenues decreased $22 million, or 32.4%, primarily due to lower mail and freight volume. Other revenue increased 9.0% primarily due to revenue generated through airline partner travel after the Company joined the Star Alliance in May 2004.
Operating Expenses — Operating expenses increased by less than 1% on a capacity increase (as measured by ASMs) of 5.7%. Personnel costs decreased 33.6% primarily due to lower wage and benefits rates as a result of the implementation of the cost-savings agreements achieved with each of the collective bargaining groups, including the termination of the Company’s defined benefit plans and the curtailment of postretirement benefits, as well as lower headcount as compared to the same period in 2004. These reductions were partially offset by increases to workers compensation and pilots’ long-term disability liabilities. Aviation fuel increased 60.5% due to an increase in the average fuel price of 53.1% along with greater consumption. US Airways Express capacity purchases increased 8.6% reflecting an increase in purchased ASMs from US Airways Group’s regional airlines and as a result of higher fuel prices that are paid by the Company on capacity purchases. Other rent and landing fees decreased 3.0% due to decreases in space rent, partially offset by increases in landing fee rates. Aircraft rent increased 3.5% primarily due to new aircraft leases for regional jets delivered throughout 2004 and in the first quarter of 2005. Selling expenses decreased 3.1% as a result of a decrease in commissions and advertising expense, partially offset by increases in computer reservation fees driven by higher sales volume. Aircraft maintenance increased 15.6% reflecting the shift to outside vendors to perform scheduled maintenance, partially offsetting a portion of the decrease to personnel expense described above. Depreciation and amortization increased 3.8% as a result of increased depreciation associated with regional aircraft delivered throughout 2004 and the write-down of leasehold improvements at certain airports, partially offset by the reduced amortization associated with capitalized software costs and the write-off of an indefinite lived foreign slot in the second quarter of 2004. Other operating expenses increased 5.7% primarily due to increases in expenses associated with the redemption of Dividend Miles on partner airlines, passenger compensation and outside services, partially offset by decreases in ordinary course legal fees. In the second quarter of 2004, the Company also recorded a $7 million reduction of expense related to a settlement with the Internal Revenue Service that had previously been fully reserved.
Other Income (Expense) — Other Income (Expense) increased by $97 million. Interest income increased due to higher average interest rates and interest earned in certain restricted cash and deposit accounts, partially offset by the reclassification of $5 million of interest income as a reorganization item. Interest expense, net increased 39.3% as a result of increased interest expense on the ATSB Loan, including penalty interest incurred as a result of the current Chapter 11 proceedings and interest associated with new regional jets. Other, net income decreased as compared to the same period in 2004 as a result of mark-to-market adjustments on certain stock options held by the Company. The comparable period in 2004 also includes a credit of $13 million related to a business interruption insurance recovery and a gain of $2 million on the sale of four aircraft.
Provision for Income Taxes — The Company recorded an income tax benefit of $2 million for the six months ended June 30, 2005 related to adjustments from estimates for certain state income taxes. No tax provision was recorded in the same period of 2004. The Company continues to record a full valuation allowance against its net deferred tax asset.

Selected Operating and Financial Statistics (1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Revenue passenger miles (millions) *
System	12,530		12,015		23,578		22,094
Mainline	10,727		10,669		20,372		19,788
Available seat miles (millions) *
System	16,496		15,529		32,015		30,298
Mainline	13,817		13,519		27,002		26,507
Total available seat miles (millions)
System	16,496		15,529		32,016		30,300
Mainline	13,817		13,519		27,003		26,509
Passenger load factor (2) *
System	76.0%		77.4%		73.6%		72.9%
Mainline	77.6%		78.9%		75.4%		74.7%
Yield (3) *
System	14.11	¢	14.66	¢	13.63	¢	14.82	¢
Mainline (4)	12.42	¢	12.87	¢	12.10	¢	13.05	¢
Passenger revenue per available seat mile (5) *
System	10.72	¢	11.34	¢	10.04	¢	10.81	¢
Mainline (4)	9.64	¢	10.16	¢	9.13	¢	9.75	¢
Revenue passengers (thousands) *
System	15,826		14,883		29,894		21,354
Mainline	11,101		11,070		21,354		20,922
Mainline revenue per available seat mile (6)	10.97	¢	11.52	¢	10.45	¢	11.08	¢
Mainline cost per available seat mile (Mainline CASM) * (7)	10.59	¢	11.18	¢	10.74	¢	11.41	¢
Mainline average stage length (miles) *	782		805		775		789
Mainline cost of aviation fuel per gallon (8)	$1.68		$1.07		$1.58		$1.03
Mainline cost of aviation fuel per gallon (excluding fuel taxes)	$1.63		$1.01		$1.53		$0.98
Mainline gallons of aviation fuel consumed (millions)	226		225		445		441
Mainline number of aircraft in operating fleet at period-end	268		283		268		283
Full-time equivalent employees at period end	21,396		26,880		21,396		26,880

*	Scheduled service only (excludes charter service).
(1)	Operating statistics include free frequent travelers and the related miles flown. System statistics encompass all wholly owned airline subsidiaries of US Airways Group, including US Airways, Allegheny Airlines (through June 2004), Piedmont Airlines and PSA Airlines, as well as operating and financial results from capacity purchase agreements with Mesa Airlines, Chautauqua Airlines and Trans States Airlines. For purposes of Mainline statistical calculations and to provide better comparability between periods, Mainline statistics exclude revenue and expenses associated with US Airways’ capacity purchase arrangements with certain affiliated airlines and US Airways’ regional jet division, MidAtlantic Airways (MidAtlantic).

(2)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).

(3)	Passenger transportation revenue divided by RPMs.

(4)	Mainline passenger revenue excludes US Airways Express and MidAtlantic passenger revenue of $436 million and $750 million for the three and six months ended June 30, 2005, respectively, and $388 million and $691 million for the three and six months ended June 30, 2004, respectively.

(5)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).

(6)	Mainline operating revenues divided by ASMs (a measure of unit revenue). Mainline operating revenues exclude US Airways Express and MidAtlantic operating revenues of $437 million and $753 million for the three and six months ended June 30, 2005, respectively, and $390 million and $694 million for the three and six months ended June 30, 2004, respectively.

(7)	Mainline operating expenses divided by mainline ASMs (a measure of unit cost). Mainline operating expenses exclude US Airways capacity purchases and MidAtlantic operating expenses of $432 million and $799 million for the three and six months ended June 30, 2005, respectively, and $351 million and $668 million for the three and six months ended June 30, 2004, respectively.

(8)	Includes fuel taxes and transportation charges and excludes service fees.

Liquidity and Capital Resources
     As of June 30, 2005, the Company’s Cash and cash equivalents totaled $552 million compared to $734 million as of December 31, 2004. The decline in cash is a result of continued net losses and aircraft debt and lease payments on aircraft essential to the Company’s business plan. The airline industry continues to be adversely effected by the historically high aircraft fuel prices and the continued downward pressure on domestic revenue.
ATSB Loan and Cash Collateral Agreement
     As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million loan guarantee under the Air Transportation Safety and System Stabilization Act from the ATSB in connection with a $1 billion term loan financing (ATSB Loan). US Airways is the primary obligor under the ATSB Loan, which is guaranteed by US Airways Group and each of its other domestic subsidiaries. In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the ATSB Loan on an interim basis. Therefore, the Company has access to the cash collateralizing the ATSB Loan as working capital, subject to certain on-going conditions and limitations. This interim agreement was approved by the Bankruptcy Court on September 13, 2004 as part of the first day motions, and was scheduled to expire on October 15, 2004. The Bankruptcy Court approved two subsequent agreements extending the Company’s ability to use the cash collateral, including an agreement approved on January 13, 2005 extending the Company’s use of cash collateral through June 30, 2005, subject to certain conditions and limitations. On June 23, 2005 and July 21, 2005, the Bankruptcy Court approved interim extensions to the Cash Collateral Agreement. The current interim agreement will expire on August 19, 2005 and will require US Airways Group, among other conditions, to maintain a weekly minimum unrestricted cash balance of $325 million. US Airways Group must also maintain and achieve certain cumulative earnings levels during the period, as defined in the agreement. Further, US Airways Group must comply with restrictions on its ability to make capital expenditures. In light of continued high fuel prices and downward pressure on its fares, there can be no assurance that the Company can continue to comply with the Cash Collateral Agreement, as extended.
     The ATSB Loan also contains covenants that limit, among other things, the Company’s ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Prior Bankruptcy. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the decrease in value of the collateral pledged in respect of the ATSB Loan below specified coverage levels. During the six months ended June 30, 2005, the Company made approximately $10 million in prepayments on the ATSB Loan with proceeds received from asset sales.
     As of June 30, 2005, $708 million was outstanding under the ATSB Loan. The ATSB Loan is reflected as a current liability on the accompanying balance sheet at a book value of $693 million, which is net of $15 million of unamortized discount, and is not subject to compromise. As of June 30, 2005, the Company’s $552 million in unrestricted cash and cash equivalents was available to support daily operations, subject to certain conditions and limitations under the Cash Collateral Agreement.
     The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan (Tranche A) was funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30%, and (ii) 10% of the ATSB Loan (Tranche B) bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB guarantee currently equal to 4.2% of the ATSB’s guaranteed amount (initially $900 million) under the ATSB guarantee, with such guarantee fee increasing by ten basis points annually. Due to the Company’s September 2004 bankruptcy filing and subsequent loss of certain regional jet financing, the guarantee fee increased by 2% per annum and the interest rate on Tranche A and Tranche B each increased by an additional 2% and 4% per annum, respectively, for an effective increase in the interest rate on the loan balance of four percentage points.
     On July 22, 2005, the Company and America West announced that the ATSB has approved the proposed merger. America West also has a loan that is guaranteed by the ATSB, and the two companies have been in negotiations with the ATSB on the post-merger terms of both loans. Under the negotiated new loan terms, the two loans will continue to have separate repayment schedules and interest rates; however, the loans will be subject to similar repayments and mandatory amortization in the event of additional secured debt issuances, other than the proposed $125 million of convertible notes to be issued to GECAS by US Airways and the refinancing of America West’s existing convertible notes. US Airways must pay down the loan principal in an amount equal to the greater of (i) the first $125 million of proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence and (ii) 60% of net proceeds from designated asset sales, provided that any such asset sales proceeds in excess of $275 million are to be applied pro rata across all maturities in accordance with the loan’s early amortization provisions. The current US Airways ATSB Loan agreement required repayment of 100% of all proceeds from any such asset sales. The guarantee fee on Tranche A of the US Airways ATSB Loan will be increased to 6.0%, from a current rate of 4.2% (before penalty interest assessed as a result of the current Chapter 11 proceedings) with annual increases of 10 basis points. The interest rate on Tranche A will not change. The interest rate on Tranche B will be increased to LIBOR plus 6.0% from a current rate of LIBOR plus 4.0% (before penalty interest). The negotiated terms also reschedule amortization payments for US Airways with semi-annual payments beginning on September 30, 2007, assuming repayment of proceeds from assets sales of $150 million, and continuing through September 30, 2010. The current loan’s final amortization is in October 2009. The new loan terms will require New US Airways Group to meet certain financial covenants, including minimum cash requirements and required minimum ratios of earnings before interest, taxes, depreciation, amortization and aircraft rent to fixed charges.
Merger Agreement and Investment Agreements
     On February 18, 2005, the Company announced that it reached an agreement with Eastshore Aviation, LLC, (Eastshore) an investment entity owned by Air Wisconsin Airlines Corporation and its shareholders (Air Wisconsin), on a $125 million financing commitment to provide equity funding for a plan of reorganization. The $125 million facility is in the form of a debtor in possession term loan. Through June 30, 2005, the Company has drawn $100 million under this facility, with $75 million drawn on March 1, 2005 and the first of two $25 million increments drawn on April 4, 2005. This loan is second only to the ATSB Loan with regard to the Company’s assets that are pledged as collateral. Upon emergence from Chapter 11 and completion of the merger, the $125 million financing package will convert to equity in New US Airways Group. The interest on the facility is LIBOR plus 6.5% as determined as of the draw date of each increment and reset quarterly thereafter. Interest is payable quarterly in arrears. As part of this agreement, US Airways and Air Wisconsin also entered into a regional jet services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement. On April 8, 2005, Air Wisconsin notified the Company of its intention to deploy 70 regional jets, the maximum number provided for in the agreement, into the US Airways Express network. The investment agreement with Eastshore was subsequently amended by the May 19, 2005 investment agreement described below related to the merger with America West.
     On May 19, 2005, US Airways Group and America West entered into investment agreements with each of ACE Aviation Holdings Inc. (ACE), Eastshore, Par Investment Partners, L.P. (Par) and Peninsula Investment Partners, L.P. (Peninsula). The investment agreements provide that, upon the terms and subject to the conditions set forth in the applicable investment agreement, at the closing under the investment agreement (which is expected to occur simultaneously with the merger) US Airways Group will sell, and each of ACE, Eastshore, Par and Peninsula will purchase, shares of New US Airways Group common stock, at a price of $15.00 per share, for a total purchase price of $75 million, $125 million, $100 million and $50 million, respectively. Except for Eastshore, which will convert the principal owed to it pursuant to the existing debtor in possession facility described above in payment of the purchase price, the purchase price for such shares of New US Airways Group common stock is payable in cash.
     On May 27, 2005, US Airways Group and America West announced that certain investors under the management of Wellington Management Company, a Boston-based investment firm (Wellington) made a $150 million commitment to purchase approximately 9.1 million shares of New US Airways Group common stock at a price of $16.50 per share. On July 7, 2005, US Airways Group and America West announced that Tudor Proprietary Trading, L.L.C and a group of investors for which Tudor Investment Corporation acts as investment adviser (collectively, Tudor) made a $65 million commitment to purchase approximately 3.9 million shares of New US Airways Group common stock at a price of $16.50 per share. Funding will occur along with other equity investments upon completion of the merger. The investment agreements with Wellington and Tudor contain terms substantially similar to the investment agreements previously entered into on May 19, 2005.
     Also on July 7, 2005, US Airways Group and America West entered into a letter agreement with each of the equity investors other than Tudor amending the May 19, 2005 merger agreement and the other investment agreements. The letter agreement provides for, among other things, (a) a change in the merger exchange ratio for the America West Holdings Class A and Class B common stock to give effect to the Wellington and Tudor investments; (b) allocation of additional shares of new common stock to the creditors of US Airways Group, stockholders of America West and Par as a result of the Wellington investment in the amounts of 545,454 shares, 261,818 shares and 101,818 shares, respectively; (c) the grant to each of the equity investors other than Tudor (who received a corresponding option under its investment agreement) the option to purchase, at $15.00 per share, additional shares of New US Airways Group common stock up to the number of additional shares of New US Airways Group common stock equal to that investor’s option amount as set forth in the letter agreement at $15.00 per share; and (d) clarification of certain provisions of the merger agreement, including with respect to the appointment of directors of New US Airways Group.
     In March 2005, US Airways announced a multi-part agreement with Republic Airways and its affiliate Wexford Capital, LLC, to sell certain assets, and to enter into an agreement whereby Republic/Wexford could be an equity investor in the US Airways Group Chapter 11 restructuring. Since that time, the US Airways-America West merger has been announced, the US Airways business plan has changed, and other equity investors have committed to invest in the merged companies. Subsequently, US Airways notified Republic/Wexford that it does not intend to request Republic/Wexford to purchase the New US Airways Group common stock to be issued in connection with the reorganization and merger, per the agreement, but it does wish to proceed with the asset sale. Under the terms of the asset sale agreement, Republic will purchase or assume the leases of 28 Embraer 170 aircraft from US Airways, and will operate them in the US Airways network under a regional jet service agreement that has been negotiated and approved by the Bankruptcy Court. Other Embraer 170 assets, including a flight simulator, spare parts, and certain facilities to support the aircraft operations, are also part of the transaction. In addition, US Airways will sell, and then lease back from Republic, 113 commuter slots at Ronald Reagan Washington National Airport, and 24 commuter slots at New York LaGuardia Airport. US Airways has the right to repurchase the slots at a predetermined price.
General Electric
     General Electric and its affiliates, referred to collectively as GE, is US Airways Group’s largest aircraft creditor, having financed or leased a substantial portion of US Airways Group’s aircraft prior to the current Chapter 11 filing. In addition, in November 2001, US Airways obtained a $404 million credit facility from GE (2001 GE Credit Facility), which was secured by collateral including 11 A320-family aircraft and 28 spare engines. Borrowings under the 2001 GE Credit Facility, as originally structured, bore interest at the rate of LIBOR plus 3.5%, and matured in 2012. As described below, the principal amount outstanding under the 2001 GE Credit Facility was substantially reduced in June 2005 and the 2001 Credit Facility was subsequently restructured in July 2005.
     In addition to the 2001 GE Credit Facility, GE has provided financing or guarantees on a significant number of US Airways Group’s operating aircraft, and also maintains the engines on US Airways Group’s B737-family aircraft, A320-family aircraft, B767 aircraft, EMB-170 aircraft and CRJ-200 aircraft. In connection with the Prior Bankruptcy, US Airways Group reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues, and provided US Airways Group with additional financing from GE in the form of a liquidity facility of up to $360 million (2003 GE Liquidity Facility) with an interest rate of LIBOR plus 4.25%. Most obligations of US Airways Group to GE are cross-defaulted to the 2001 GE Credit Facility, the 2003 GE Liquidity Facility, the GE regional jet leases and the GE regional jet mortgage financings. As described below, the 2003 GE Liquidity Facility was extinguished in June 2005.
     In November 2004, US Airways Group reached a comprehensive agreement with GE and its affiliates as described in a Master Memorandum of Understanding (the Master MOU) that was approved by the Bankruptcy Court on December 17, 2004. The Master MOU, together with the transactions contemplated by the term sheets attached to the Master MOU, provided US Airways Group with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services and operating leases for new regional jets, while preserving the vast majority of US Airways’ mainline fleet owned or otherwise financed by GE. The key terms of the Master MOU included:
•	agreements providing for continued use by US Airways Group of certain Airbus, Boeing and regional jet aircraft, and the return to GECC of certain other leased Airbus and Boeing aircraft;

•	a bridge facility of up to approximately $56 million for use by the Debtors during the pendency of the Chapter 11 proceedings (the Bridge Facility);

•	GE’s purchase and immediate leaseback to US Airways of: (a) 11 Airbus aircraft, 28 spare engines and the engine stands securing the 2001 GE Credit Facility, the 2003 GE Liquidity Facility and certain other GE obligations, and (b) ten regional jet aircraft currently debt financed by GECC;

•	a restructuring of the balance of the 2001 GE Credit Facility to provide additional liquidity, subject to the pledge of junior liens on four CRJ aircraft and a first lien on one spare engine to secure the restructured 2001 GE Credit Facility;

•	subject to US Airways Group’s satisfaction of certain financial tests and other conditions, financing for up to 31 additional regional jet aircraft;

•	the modification and assumption of certain of US Airways’ engine maintenance agreements with GE Engine Services; and

•	upon emergence from bankruptcy, the issuance of convertible notes of the reorganized US Airways to GECC in the aggregate principal amount of $125 million.
     In connection with the merger, US Airways Group and America West have renegotiated certain of their respective existing agreements, and entered into new agreements, with GE. These agreements are set forth in a comprehensive agreement with GE and certain of its affiliates in a Master Merger Memorandum of Understanding (the Merger MOU) that was approved by the

Bankruptcy Court on June 23, 2005. In part, the Merger MOU modified and supplemented the agreements reached between US Airways Group and GE in the Master MOU. As a result of the Master MOU, as modified, amended and supplemented by the Merger MOU, US Airways Group and GE have reached the agreements discussed below.
     Bridge Facility. The Bridge Facility entered into between US Airways Group and GE pursuant to the Master MOU on December 20, 2004 will continue in effect during the pendency of the Chapter 11 cases. The Bridge Facility provides for a loan in the amount of up to approximately $56 million, which has been drawn down by US Airways Group. The Bridge Facility bears interest at the rate of LIBOR plus 4.25%, matures on the date US Airways Group emerges from the Chapter 11 cases, and is payable in cash or, upon maturity, by issuance of a portion of the $125 million of convertible notes, as described below. The Bridge Facility is cross-collateralized and cross-defaulted with all other GE obligations owed by any of the Debtors to GE, and is entitled to administrative expense claim status in the Chapter 11 cases, with priority over all other administrative claims other than for aircraft financing, which are pari passu, and subordinate only to (i) the super-priority administrative expense claim of the lenders under the ATSB Loan, (ii) post-petition wages and benefits and (iii) any new money debtor in possession financing. As of June 30, 2005, the Company has drawn $56 million under the facility.
     Sale-Leaseback Transaction. Pursuant to the Master MOU, as amended and supplemented by the Merger MOU, US Airways sold all of the collateral securing the 2001 GE Credit Facility, the 2003 GE Liquidity Facility and certain of the GE Engine Services maintenance agreements, consisting of 11 Airbus aircraft and 28 spare engines, together with ten CRJ aircraft, to affiliates of GE for approximately $633 million, with US Airways immediately leasing back the aircraft and engines under agreed upon operating leases at market rates. The lease terms will commence upon the closing of the sale of each aircraft and spare engine, and will expire:
•	with respect to the Airbus aircraft, on either October 31, 2005, or if the Debtors emerge from the Chapter 11 cases prior to that date, on agreed upon dates, with six of the Airbus leases to expire by the end of 2005, without regard to the merger, and the balance expiring during 2017;

•	with respect to the CRJ aircraft, on the earlier of the Debtors’ emergence from the Chapter 11 cases and October 31, 2005, provided that US Airways has agreed to convert the leases for the CRJ aircraft into permanent long-term leases with only rent payable through October 31, 2005 (or a later date as the parties may agree) and return condition obligations being afforded administrative expense status in the Chapter 11 cases; and

•	as to the spare engines, on either of October 31, 2005, or, if the Debtors emerge from the Chapter 11 cases prior to that date, then, with respect to 14 CFM56-5B6 engines on agreed upon dates in 2015 (subject to the Debtors’ right to select one engine for early delivery in November 2005, and further subject to the Debtors’ right to swap the expiry date for each CFM56-5B6 lease with the expiry date for any other CFM56-5B6 lease), and with respect to the 14 CFM56-3B2 engines on agreed upon dates in 2010. The expiration of the lease terms with respect to the 14 CFM56-3B2 engines is subject to the Debtors’ right to terminate the lease for one CFM56-3B2 engine upon the scheduled lease expiration date for a related Boeing 737-300 aircraft, on the basis of one spare engine for every fifth Boeing 737-300 lease terminated, up to a maximum of five CFM56-3B2 engine leases, and subject further to the Debtors’ right to terminate any CFM56-3B2 lease upon not less than 60 days notice, provided that the Debtors pay GE an amount equal to the balance of the basic rent due under such lease, with a credit for any maintenance adjustment credit payable to the Debtors on account of the redelivery of the applicable engine.
     The sale-leaseback transactions were completed by June 30, 2005 with the proceeds applied to repay the 2003 GE Liquidity Facility, the mortgage financing associated with the CRJ aircraft and a portion of the 2001 GE Credit Facility. The operating leases will be cross-defaulted with all other GE obligations, other than excepted obligations, and will be subject to return conditions as agreed to by the parties.
     2001 GE Credit Facility. Following the application of proceeds realized as a result of the sale leaseback transactions described above, the remaining balance was approximately $7 million. The 2001 GE Credit Facility was restructured in July 2005 into an amended and restated 2001 GE credit agreement, pursuant to which US Airways borrowed an additional amount, which, together with remaining balance due on the 2001 GE Credit Facility following the sale-leaseback transactions, resulted in a total principal outstanding balance thereunder of approximately $28 million. The principal balance outstanding under the amended and restated 2001 GE Credit Facility bears interest at LIBOR plus 4.25%, and is repayable over eight quarters commencing September 2005, provided that if the merger occurs, amortization will commence in September 2006 with a final maturity in 2010. The amended and restated 2001 GE Credit Facility agreement is secured by a third lien on three CRJ-700 aircraft and a second lien on one CRJ-700 aircraft (in each case, subject to the inter-creditor agreements entered into by the senior lien holders and GE), and a first lien on one CF34 spare engine owned by US Airways, with the aggregate of any senior liens on the collateral not to exceed $62 million. GE will release its liens on the four CRJ aircraft in connection with the sale of all of the aircraft for a repayment on the loan of an agreed upon amount. Although the Company’s entry into the amended and restated 2001 GE Credit Facility agreement does not constitute an assumption of such agreement, US Airways is required to reinstate the amended and restated 2001 GE credit facility agreement and related guaranty by US Airways Group in connection with the Debtors’ emergence from the Chapter 11 cases.
     Convertible Notes. Pursuant to the Master MOU, US Airways Group agreed that upon its emergence from the Chapter 11 cases, as partial consideration for entering into the Master MOU, an affiliate of GECC will receive convertible notes of the reorganized US Airways in the aggregate principal amount of $125 million. The convertible notes will be convertible at any time, at the holders’ election, into shares of common stock of New US Airways Group at a conversion price equal to the product of (x) 140%-150% (at US Airways’ option) and (y) the average closing price of New US Airways Group common stock for the sixty consecutive trading days following emergence from bankruptcy and the listing of New US Airways Group common stock on Nasdaq or a national stock exchange. The convertible notes will bear interest at a rate to be determined no later than thirty days prior to the Debtors’ scheduled date of emergence from bankruptcy and interest will be payable semi-annually, in arrears, and will mature in 2020. US Airways will be permitted to redeem some or all of the convertible notes at any time on or after the fifth anniversary of the issuance of the notes, at a redemption price payable in cash or, subject to certain conditions, New US Airways Group common stock. Holders of the convertible notes may require US Airways to repurchase all or a portion of their convertible notes on the fifth and tenth anniversary of the issuance of the notes at 100% of the principal amount of the convertible notes, plus accrued and unpaid interest to the date of repurchase, payable, at US Airways’ election, in cash or New US Airways Group common stock. The convertible notes will be senior unsecured obligations and will rank equally in right of payment with all existing and future unsecured senior obligations of the reorganized US Airways. The convertible notes will be guaranteed by New US Airways Group, the parent holding company. of the reorganized US Airways.
Aircraft Financing
     The Company has reached agreements with certain of its lessors and lenders restructuring existing aircraft lease and debt financings. In November 2004, the Bankruptcy Court approved the Company’s agreements for the continued use and operation of substantially all of its mainline and Express fleet. Under the terms of the Master MOU, as amended by Merger MOU entered into in connection with the merger, the Company reached a comprehensive agreement with GECAS and GEES on aircraft leasing and financing and engine services, which provides the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services, and operating leases for new regional jets.
     Aircraft Transactions. The Master MOU contemplated a series of transactions intended to provide the Debtors with additional liquidity and lower aircraft ownership costs. Pursuant to the

Merger MOU, certain of these transactions were modified, with the parties also reaching new agreements regarding the restructuring of lease payments relative to certain aircraft and the early redelivery of additional aircraft. Under the Master MOU, as modified and supplemented by the Merger MOU, the parties reached the agreements discussed below relative to aircraft.
     With respect to certain B737-300, B757 and B737-400 aircraft, US Airways Group agreed, pursuant to the Master MOU and applicable Section 1110 agreements, to pay and perform all of its obligations under the applicable leases for those aircraft during the pendency of the Chapter 11 cases, with a “true-up” payment to be made with respect to the B737-300 and B757 aircraft for accrued rent owing on June 30, 2005, at an assumed lease rental rate per aircraft, pro-rated for partial months. From and after the Debtors’ emergence from bankruptcy, the average monthly rent on the B737-300, B757 and B737-400 aircraft will be at reduced rates per month, provided that US Airways Group can further reduce the postpetition rent for the B737-400 aircraft by either paying GE cash or issuing the convertible notes of the reorganized US Airways in an agreed upon amount. Under the Merger MOU, GE has agreed that, following the “true-up” payment being made, as determined as of June 30, 2005, with respect to the B737-300 and B757 aircraft, the rent payments due on the B737-300, B757 and B737-400 aircraft will be adjusted to the agreed upon reduced rates effective as of July 1, 2005, even though the Debtors have not yet emerged from bankruptcy, and, with respect to the B737-400 aircraft, without the agreed upon cash payment or the issuance of the required amount of convertible notes. Each of the leases for these Boeing aircraft, as modified, will be assumed by the Debtors, provided that, if the Debtors fail to emerge from bankruptcy, only rent, return conditions and deferred rent (being the difference between current contractual rentals and the amended lease rentals) payable through the later of October 31, 2005 or the return of the aircraft will be entitled to administrative expense status, with all other claims under those leases, including rejection damages, being unsecured pre-petition claims. In the event that US Airways Group fails to complete the merger, the terms for the Boeing leases, including the rental rates, return conditions and expiry dates, will revert to their original terms (with the Debtors receiving credit for all previously paid rent), subject to administrative expense status, as set forth above, and US Airways Group will again have the benefit of the provisions of the Master MOU in respect of the Boeing aircraft.
     With respect to 23 CRJ-200 aircraft, GE agreed to restructure the timing of the rental payments under the leases applicable to the aircraft to reduce the quarterly rent payments for a period of 30 months following the Debtors’ emergence from bankruptcy. The amount of the rent reductions will be deferred and added to the rents payable under the applicable leases over the 24 month period immediately following the 30 month deferral, so that the lessors’ lease economics are maintained. Fourteen of the leases for the CRJ-200 aircraft will also be extended for an additional three months.
     Under the Master MOU, the Debtors agreed to enter into short-term leases with respect to 16 CRJ aircraft, consisting of nine CRJ-200 aircraft and seven CRJ-700 aircraft, with those leases to be converted to long-term leases in connection with the Debtors’ emergence from the Chapter 11 cases. Pursuant to the Merger MOU, the Debtors agreed to enter into the contemplated long-term leases with those leases being postpetition agreements, subject to administrative expense status only for (i) rent payable through the later of October 31, 2005 and the return of the aircraft and (ii) return conditions, with all other claims under such leases, including rejection damages, being unsecured prepetition claims.
     Pursuant to the Master MOU, US Airways Group agreed to modify the expiry dates for the leases relative to ten A319/A320 aircraft in order to provide for the early redelivery of the associated aircraft to GE, and also agreed to modify the expiry dates of the single investor documentation relating to certain Boeing aircraft, with redelivery conditions to be agreed upon. GE agreed to waive cross-default provisions and consent to the foreclosure of its interest in five B737-400 aircraft without any resulting claims in order to facilitate the Debtors’ restructuring of the lease financing with respect to the aircraft with SNECMA, which restructuring occurred in February 2005. As a result of the Merger MOU, in addition to the ten A319/A320 aircraft referred to above,

US Airways Group agreed on the terms and conditions for the early return of 41 aircraft and up to six spare engines, with related return condition concessions to facilitate these redeliveries, all as follows:
•	With respect to six A319/320 aircraft that are subject to the sale-leaseback transaction, and one B737-300 aircraft, the applicable leases will be amended to modify the expiry dates under the leases to provide for their early termination and return of the subject aircraft to GE during the last six months of 2005. The amendments to the applicable leases and the early return of the aircraft will be effectuated without regard to the completion of the merger or the occurrence of an event of default.

•	The leases for five B737-300s currently operated by the Debtors will be amended to provide for their termination, and attendant early redelivery of the subject aircraft between July 2005 and October 31, 2005, provided that, as of the date of each such termination and redelivery, no event of default has occurred and is continuing and there has been no public announcement by US Airways Group or America West, any SEC filing or any governmental authority pronouncement, which evidences that any significant term or condition of the merger will not be complied with or that an applicable milestone as provided for in the Merger MOU will not be met.

•	Leases in respect of an additional 29 Boeing aircraft from US Airways Group’s fleet will be amended to modify the expiry dates under the leases so as to provide for their early termination and accompanying early return of the subject aircraft to GE between 2005 and 2009, subject to completion of the merger. With respect to 11 of the Boeing aircraft, however, which will be scheduled for removal from service during 2009 pursuant to the applicable amended leases, US Airways Group will grant GE an option exercisable on or before October 31, 2006 to further modify the expiry dates of those leases to provide for the removal of those aircraft during an earlier period, from July 2007 through July 2008, unless US Airways Group has, as of September 30, 2006, achieved an agreed upon corporate credit rating or satisfied certain financial covenant tests.

•	In connection with the removal of the above-referenced Boeing aircraft from US Airways Group’s fleet, US Airways Group will be permitted to terminate an agreed upon number of the spare engine leases entered into by the Debtors pursuant to the sale-leaseback transaction, from time to time, as and when an agreed upon number of those aircraft have been redelivered to GE.

•	To facilitate the early redelivery of the Airbus aircraft from US Airways Group’s fleet, GE has agreed to grant certain return condition concessions relative to such aircraft. Prior to the Debtors’ emergence from the Chapter 11 cases, GE and US Airways Group have agreed to net (a) any redelivery payment obligations payable by GE to the Debtors against (b) any redelivery payment obligations payable by the Debtors to GE relative to redelivered aircraft, and to the extent that any net balance is owing to the Debtors by GE, the balance will be payable to the Debtors upon US Airways Group’s emergence from the Chapter 11 cases.
     Under the Master MOU, US Airways Group and GE reached an agreement with respect to five engine repair and maintenance agreements, and certain other matters. This agreement included, among other things, the agreement of US Airways Group to assume three of the agreements, subject to a limitation on possible administrative expense claims, and also provided for GE’s agreement to:
•	forgive and release US Airways from certain prepetition obligations;

•	defer certain payment obligations arising under these agreements;

•	extend one maintenance agreement;

•	continue certain existing deferrals; and

•	determine the treatment of certain removal charges.
     Pursuant to the Merger MOU, US Airways Group and GE further agreed, among other things, to:
•	forgive certain removal charges relative to CFM56-3 engines, in addition to those removal charges to be forgiven pursuant to the Master MOU;

•	provide US Airways with the right to remove certain CFM56-3 engines otherwise subject to agreements with GE Engine Services, with all removal credits owing to the Debtors in connection with those agreements to be applied against outstanding amounts otherwise owing to GE Engine Services by the Debtors under the term note issued to GE Engine Services pursuant to the Master MOU;

•	modify the Debtors’ obligations with respect to deferred obligations (as defined in the Master MOU) to provide that those obligations will be payable in two installments, due on each of June 30, 2005 and September 30, 2005;

•	extend the term of the CFM56-5 engine maintenance agreement with GE Engine Services, with the Debtors waiving certain conversion rights; and

•	modify the CFM56-3 engine maintenance agreement to provide for an agreement upon minimum monthly payments on account of accrued engine flight hours.
     In consideration of the foregoing, US Airways Group agreed, among other things, on:
•	a last right of offer for GE Engine Services with respect to any follow-on engine maintenance agreement for the Debtors’ CF6-80C2 fleet;

•	certain arrangements relative to engine selection in the event US Airways Group elects to assume an existing A320 aircraft purchase agreement between Airbus and US Airways Group upon its emergence from the Chapter 11 cases; and

•	certain arrangements relative to engine selection in the event New US Airways Group, following the merger, proceeds to take delivery of certain A350 aircraft from Airbus.
     Regional Jet Financing. Pursuant to the Master MOU, GE agreed to provide lease financing for up to 31 regional jet aircraft, to consist of 70- to 100-seat regional jet aircraft in a mix and on terms to be agreed to between US Airways Group and GE. During the first quarter of 2005, GE provided lease financing for six CRJ-700 aircraft, with terms expiring on the earlier of the Debtors’ emergence from bankruptcy and June 30, 2005. Under the terms and conditions of the Merger MOU, US Airways Group and GE have agreed to convert the leases for the six CRJ aircraft into long-term leases with the long-term leases being post-petition agreements, subject to a limitation on administrative expense status to rent payable through October 31, 2005 (or a later date agreed to by the parties) and return condition obligations. The Merger MOU also eliminates any further obligation on GE to provide regional jet financing directly to US Airways Group, but GE has agreed to provide single investor or operating leases to third-party carriers meeting financial tests and otherwise acceptable to GE for ten EMB-170/190/195 aircraft delivering between 2007 and 2008, on a schedule and terms to be agreed on by the parties, and subject to manufacturer support. GE will also provide single investor or operating lease financing to Republic Airways for three EMB-170 aircraft that are currently committed to be delivered to the Debtors, subject to manufacturer support and other terms and conditions acceptable to GE. Finally, to facilitate a transaction agreed to between US Airways Group and Republic Airways, GE will also consent to the assignment to Republic Airways of up to 15 EMB-170 leases, subject to manufacturer support and other conditions acceptable to GE.
     In December 2004, US Airways Group reached aircraft leasing and financing agreements with Embraer and Bombardier, which were approved by the Bankruptcy Court in January 2005. Pursuant to the agreement reached with Embraer, US Airways Group purchased and took delivery of three EMB-170 aircraft in January 2005 and undertook to purchase and take delivery of three additional EMB-170 aircraft by March 31, 2005. The purchase of the three EMB-170s delivered in January 2005 was financed by Embraer through a mortgage loan facility and the application of $17 million of existing purchase deposits held by Embraer. As discussed below, US Airways Group did not take delivery of the second three aircraft in March 2005. Additionally, approximately $12 million of purchase deposits held by Embraer will be used to fund an Embraer loan reserve. Embraer will apply the reserve funds in the amounts and on the dates as and when payments are due under the Embraer loans during the period from October 1, 2004 through July 31, 2005 in full satisfaction of US Airways Group’s payment obligations with respect to those Embraer loans during that period. Upon delivery of the first three EMB-170s, which occurred in January 2005, unless US Airways Group assumes the Embraer aircraft purchase agreement pursuant to Section 365 of the bankruptcy code, no further obligations arise on the part of US Airways Group or Embraer with respect to the purchase and delivery of any aircraft, other than those obligations that arise from or are related to the purchase and delivery of the final three EMB-170s originally scheduled for March 2005. Embraer and US Airways Group have agreed to negotiate a new delivery schedule upon US Airways Group’s assumption of the Embraer aircraft purchase agreement.
     Due to US Airways Group’s failure to take delivery by March 31, 2005 of the remaining three EMB-170 aircraft, damages accrue from and after April 1, 2005 until the delivery of the aircraft at the rate of $162,795 per month per aircraft. If the aircraft are not delivered by July 31, 2005, Embraer’s obligation to deliver these aircraft will terminate and its damages with respect to the undelivered aircraft may be as much as $10 million for all three aircraft, rather than at the rate of $162,795 per month per aircraft, with Embraer having the right to apply any remaining purchase deposits against Embraer’s aggregate damages. US Airways Group is currently working to arrange financing for these aircraft, and anticipates that GE’s commitment to finance the aircraft, as discussed above, will be realized, but recorded a charge of $2 million in the first quarter of 2005, which is included in Reorganization items, net in the Statement of Operations, associated with penalties expected to be incurred. As described above, under the terms of the Merger MOU, the Company intends to assign the delivery of the three remaining aircraft deliveries to Republic with leases to be provided by GECC. The Company has agreed with Embraer to extend the July 31, 2005 deadline, but will incur an additional penalty in connection with this extension.
     Under the agreement reached with Bombardier, US Airways Group acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank AG. Additionally, $4 million of existing purchase deposits held by Bombardier were used to satisfy existing defaults and cure payments. So long as US Airways Group continues to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code, no obligations will arise on the part of US Airways Group or Bombardier with respect to the purchase and delivery of any aircraft.
     As of June 30, 2005, regional jet aircraft manufacturers held purchase deposits of $22 million related to the acquisition of aircraft.

Airbus
     As of December 31, 2004, US Airways Group had 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009. US Airways Group also had ten A330-200 aircraft on firm order scheduled for delivery in the years 2007 through 2009. On February 3, 2005, the Bankruptcy Court approved US Airways Group’s agreement with ASVA S.A.R.L., an affiliate of Airbus Industrie (Airbus), providing for, among other things, delivery of the 19 A320-family aircraft in years 2008 through 2010, and delivery of the ten A330-200 aircraft in years 2008 through 2009.
     In connection with the merger, US Airways Group and America West entered into a Memorandum of Understanding with Airbus (the Airbus MOU) that includes, among other things:
•	adjustments to the delivery schedules for the narrow-body and wide-body aircraft, and an agreement by US Airways Group to assume the related purchase agreements in connection with its emergence from Chapter 11;

•	a new order for 20 A350 wide-body aircraft, subject to US Airways Group’s right to convert up to ten A350 orders to A330 orders, and a backstop financing commitment by Airbus with respect to a substantial number of the A350 aircraft;

•	elimination of cancellation penalties on US Airways Group’s existing order for ten A330-200 aircraft, provided that New US Airways Group has met certain predelivery payment obligations under the A350 order; and

•	a term loan of up to $250 million, of which $213 million can be used for general corporate purposes.
     As of June 30, 2005, Airbus held purchase deposits related to US Airways Group’s order for ten A330-200’s, which, under the Airbus MOU, will be applied in part as a non-refundable restructuring fee on account of the agreements reached relating to the A330-200’s, and in part as purchase deposits on account of the A350 orders and the rescheduled A330-200 orders.
Statement of Cash Flows Narrative
     For the first six months of 2005, the Company’s operating activities before reorganization items used net cash of $23 million, compared to operating activities for the six months ended June 30, 2004, which provided net cash of $187 million. Cash flows for 2005 were adversely affected by the same factors that affected financial results, including continued reductions in unit revenue and significant increases in fuel prices. Operating cash flows during the six months ended June 30, 2005 included the use of $42 million for reorganization items, including $28 million of severance and benefit payments.
     For the first six months of 2005, net cash used for investing activities was $203 million due primarily to the increase in restricted cash of $167 million. The increase in restricted cash reflects additional collateral deposits related to the Company’s third-party credit card processors. The Company, in the ordinary course of business, withholds from employees and collects from passengers funds that are required to be paid to applicable governmental authorities, which include withholding for payroll taxes, transportation excise taxes, passenger facility charges, transportation security charges and other related fees, and has established trust accounts to fund these obligations. Net cash flows from investing activities in the six months ended June 30, 2005 also includes $40 million in capital expenditures, primarily related to the acquisition of new regional jets.
     For the first six months of 2004, investing activities included net cash outflows of $36 million related to capital expenditures and net equipment purchase deposit activity. This amount reflects the early return of aircraft purchase deposits by an aircraft manufacturer of $31 million. The increase in short-term investments reflects a shift in the investment portfolio. The increase in restricted cash during both periods reflects additional collateral deposits related to the Company’s third-party credit card processor, letters of credit and trust accounts.
     Net cash provided by financing activities during the six months ended June 30, 2005 was $86 million. Principal payments on debt and capital lease obligations of $82 million include $10 million in prepayments on the ATSB Loan with proceeds from sales of assets. The Company has drawn $100 million under the debtor in possession loan provided by Eastshore. Net cash used for financing activities during the six months ended June 30, 2004 was $277 million. Principal payments on long-term debt and capital lease obligations of $319 million include the $250 million prepayment made in connection with the ATSB Loan amendment in March 2004.
     During the six months ended June 30, 2005, as a result of the non-cash sale-leaseback of assets securing the 2003 GE Liquidity Facility, the 2001 GE Credit Facility and other mortgage-debt financed regional aircraft under the Merger MOU, the Company recorded a reduction to flight equipment, net of $517 million and a reduction to debt of $624 million.

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
     US Airways has utilized financial derivatives, including fixed price swap agreements, collar structures and other similar instruments to manage some of the risk associated with changes in aviation fuel prices. As of June 30, 2005, US Airways had no open fuel hedge positions in place. The Company previously liquidated hedges representing approximately 4% of its 2005 anticipated fuel requirements and recognized a $11 million reduction to fuel expense for the six months ended June 30, 2005. The Company will continue to recognize a $2 million reduction to expense per month through December 2005. The Company had $11 million of unrealized gains related to fuel hedge positions recorded in Accumulated other comprehensive income, net of income tax effect, on its Balance Sheet at June 30, 2005.
     There have been no other material changes to US Airways’ disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
    Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date.
    Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     On September 12, 2004, US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group, US Airways’ parent company, and three of its other subsidiaries (collectively the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.) The Company continues to operate its business and manage its property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to prepetition claims against the Company are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code.
     On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against the parent company of American Airlines in December 2003. This action was stayed as to US Airways Group and its wholly owned subsidiaries as a result of the bankruptcy filing on September 12, 2004.
     The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the Prior Bankruptcy. The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia Airport. US Airways’s liability and defenses to this liability were unaffected by the Prior Bankruptcy. In connection with the current bankruptcy, the Port Authority filed a proof of claim in the amount of approximately $24 million again alleging environmental contamination and building deficiencies at LaGuardia Airport, of which approximately $2 million is related to alleged environmental contamination.
     On January 7, 2003, the IRS issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation, referred to as the USLM matter. On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the Prior Bankruptcy asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By a letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the bankruptcy filing on September 12, 2004, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the present bankruptcy in the amount of approximately $31 million.

     Williard, Inc., together with the joint venture of Williard, Inc. and Len Parker Associates, was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard, Inc. and the joint venture sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company, LLC alleged that it purchased the claims of Williard, Inc. After a trial, the Bankruptcy Court, on June 7, 2004, determined the value of the Limbach Company and the joint venture claims to be approximately $3 million. Limbach Company and the joint venture are challenging on appeal various rulings of the Bankruptcy Court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal. Limbach Company and the joint venture have filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development and received permission to include US Airways as a co-defendant, provided that Limbach Company and the joint venture did not make any claims against US Airways in that action. In the lawsuit against the City of Philadelphia and the Philadelphia Authority for Industrial Development, Limbach Company and the joint venture are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City of Philadelphia and the Philadelphia Authority for Industrial Development. These rulings are subject to appeal at a later date. On May 21, 2004, the City of Philadelphia and the Philadelphia Authority for Industrial Development filed a Motion for Summary Judgment seeking dismissal of the lawsuit. In July 2005, the Court granted the Motion for Summary Judgment. Limbach and the joint venture have appealed that decision. Should Limbach Company and/or the joint venture recover in the Philadelphia action against the City of Philadelphia and the Philadelphia Authority for Industrial Development, that award would be paid at 100 cents on the dollar. US Airways may have an obligation to indemnify the City of Philadelphia and the Philadelphia Authority for Industrial Development under its agreements related to the airport development, which US Airways assumed as part of the Prior Bankruptcy. Therefore, any recovery by Limbach Company and/or the joint venture against the City of Philadelphia and the Philadelphia Authority for Industrial Development could result in an indemnification claim that US Airways may have to pay at full value. Proceedings in the Bankruptcy Court related to the claims in the Prior Bankruptcy were stayed by the bankruptcy filing on September 12, 2004.
     US Airways Group and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, US Airways Group and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta Air Lines and Northwest Airlines filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest Airlines’ and Delta Air Lines’ petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The automatic stay under Section 362(a) of the Bankruptcy Code was lifted when US Airways Group emerged from bankruptcy on March 31, 2003, but the action was subsequently stayed once more as a result of the Debtors’ bankruptcy filing on September 12, 2004. On April 29, 2005, Northwest Airlines and Delta Air Lines filed a renewed motion for summary judgment on all counts. That motion is now pending.
     On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998, by the Pennsylvania Department of Environment Protection against Allegheny County, Pennsylvania, and the Allegheny County Aviation Administration alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport violated the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Pittsburgh International Airport, (b) the Pittsburgh International Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the Pennsylvania Department of Environment Protection advised Allegheny County and US Airways that the Department of Environment Protection will require additional measures to be taken to control de-icing materials at the Pittsburgh International Airport, and will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The Allegheny County Aviation Administration, US Airways and the Pennsylvania Department of Environment Protection have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. The Company does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.
Item 3. Defaults Upon Senior Securities
(a) The initiation of the Chapter 11 proceedings constituted a default under the agreements governing the Company’s debt and lease obligations incurred prior to the Petition Date.

Item 6. Exhibits

Designation	Description
2.1	Agreement and Plan of Merger, dated May 19, 2005, among US Airways Group, Inc., America West Holdings Corporation and Barbell Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005)

2.2	Letter Agreement, dated July 7, 2005, among US Airways Group, Inc., America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation Holdings, Par Investment Partners, L.P., Peninsula Investment Partners, L.P., Eastshore Aviation, LLC, and Wellington Management Company, LLP on behalf of certain investors for whom it acts as an investment adviser (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed July 13, 2005)

10.1	Investment Agreement, dated May 19, 2005, among Eastshore Aviation, LLC, America West Holdings Corporation and U.S. Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005)

10.2	Investment Agreement, dated May 19, 2005, among Par Investment Partners, L.P., America West Holdings Corporation and U.S. Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005)

10.3	Investment Agreement, dated May 19, 2005, among Peninsula Investment Partners, L.P., America West Holdings Corporation and U.S. Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005)

10.4	Investment Agreement, dated May 19, 2005, among ACE Aviation Holdings, America West Holdings Corporation and U.S. Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005)

10.5	Voting Agreement, dated May 19, 2005, among TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P. and U.S. Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005)

10.6	Investment Agreement, dated May 27, 2005, among Wellington Management Company, LLP, America West Holdings Corporation and U.S. Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on June 2, 2005)

10.7	Amendment No. 5 dated December 28, 2004 to Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.6 to US Airways Group’s Registration Statement on Form S-4 filed June 28, 2005)

10.8	Amendment No. 1 dated as of May 19, 2005 to Junior Secured Debtor-in-Possession Credit Facility Agreement dated as of February 18, 2005 among US Airways, Inc., as Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as Borrower, US Airways Group, Inc., PSA Airlines, Inc. and Material Services, Inc. Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code as Guarantors, and Eastshore Aviation, LLC, as Lender (incorporated by reference to Exhibit 10.105 to US Airways Group’s Registration Statement on Form S-4 filed June 28, 2005)

10.9	Master Merger Memorandum of Understanding, dated as of June 13, 2005, among US Airways, Inc., US Airways Group, Inc. America West Holdings, Inc., America West Airlines, Inc. General Electric Capital Corporation acting through its agent, GE Commercial Aviation Services, LLC, and General Electric Company/GE Transport Component (incorporated by reference to Exhibit 10.2 to the Form

Designation	Description
10-Q of America West Holdings Corporation for the quarter ended June 30, 2005) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.10	Investment Agreement, dated July 7, 2005, among Tudor Proprietary Trading, L.L.C. and certain investors listed on Schedule 1 thereto for which Tudor Investment Corp. acts as investment adviser, U.S. Airways Group, Inc. and America West Holdings Corporation (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed July 13, 2005)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Airways, Inc. (Registrant)

Date: August 1, 2005	By:	/s/ Anita P. Beier

Anita P. Beier
Senior Vice President-Finance and Controller (Chief Accounting Officer)