Form 10-Q
period 2005-09-30
US AIRWAYS INC
filed 2005-11-09
CIK 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

US Airways, Inc.
(Exact name of registrant as specified in its charter)
State of Incorporation: Delaware
111 West Rio Salado Parkway, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)
(480) 693-0800
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
Yes ☐       No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑       No ☐
     As of November 9, 2005, there were outstanding 1,000 shares of common stock of US Airways, Inc.

US Airways, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2005

Part I. Financial Information
Item 1. Financial Statements
US Airways, Inc.
Condensed Statements of Operations
(in millions)
(unaudited)

	Predecessor Company
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues
Mainline passenger	$1,273	$1,251	$3,737	$3,834
Express revenues	430	352	1,182	1,046
Cargo	24	30	68	96
Other	155	155	470	443

Total operating revenues	1,882	1,788	5,457	5,419

Operating expenses
Aircraft fuel and related taxes	409	253	1,111	709
Salaries and related costs	331	583	1,070	1,719
Express expenses	429	357	1,228	1,026
Other rent and landing fees	92	100	280	297
Aircraft rent	98	99	293	299
Selling expenses	77	93	257	284
Aircraft maintenance	89	73	252	220
Depreciation and amortization	47	60	153	166
Other	329	328	955	919

Total operating expenses	1,901	1,946	5,599	5,639

Operating loss	(19)	(158)	(142)	(220)

Nonoperating income (expense) Interest income	6	5	15	11
Interest expense, net	(66)	(52)	(222)	(164)
Reorganization items, net	664	(12)	636	(12)
Other, net	(1)	(2)	(9)	20

Nonoperating income (expense), net	603	(61)	420	(145)

Income (loss) before income taxes	584	(219)	278	(365)
Income tax benefit	—	5	2	6

Net income (loss)	$584	$(214)	$280	$(359)

See accompanying notes to Condensed Financial Statements.

US Airways, Inc.
Condensed Balance Sheets
September 30, 2005 (unaudited) and December 31, 2004
(in millions)

	Successor	Predecessor
	Company	Company
	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$376	$734
Restricted cash	87	99
Accounts receivable, net	293	247
Materials and supplies, net	105	147
Prepaid expenses and other	161	136

Total current assets	1,022	1,363

Property and equipment
Flight equipment	2,059	3,084
Ground property and equipment	203	348
Less accumulated depreciation and amortization	—	(283)

	2,262	3,149

Purchase deposits for flight equipment	32	138

Net property and equipment	2,294	3,287

Other assets
Goodwill	584	2,490
Other intangibles, net	549	494
Restricted cash	608	527
Other assets, net	193	89

Total other assets	1,934	3,600

Total assets	$5,250	$8,250

LIABILITIES & STOCKHOLDER’S DEFICIT
Current liabilities
Current maturities of debt and capital leases	$143	$721
Accounts payable	316	261
Payables to related parties, net	368	68
Air traffic liability	635	615
Accrued compensation and vacation	156	154
Accrued taxes	144	127
Other accrued expenses	639	453

Total current liabilities	2,401	2,399

Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,070	—
Deferred gains and credits	178	44
Postretirement benefits other than pensions	209	—
Employee benefit liabilities and other	405	230

Total noncurrent liabilities and deferred credits	2,862	274

Liabilities subject to compromise	—	6,078

Commitments and contingencies

Stockholder’s deficit
Common stock	—	—
Additional paid-in capital	1	349
Accumulated deficit	(14)	(738)
Deferred compensation	—	(14)
Accumulated other comprehensive loss	—	(98)

Total stockholder’s deficit	(13)	(501)

Total liabilities and stockholder’s deficit	$5,250	$8,250

See accompanying notes to Condensed Financial Statements.

US Airways, Inc.
Condensed Statements of Cash Flows
(in millions)
(unaudited)

	Predecessor Company
	Nine Months Ended
	September 30,
	2005	2004
Net cash provided by (used for) operating activities before reorganization items, net	$(277)	$41
Reorganization items, net	(85)	(10)

Net cash provided by (used for) operating activities	(362)	31

Cash flows from investing activities
Capital expenditures and equipment deposits, net	(47)	(67)
Proceeds from dispositions of property	88	16
Decrease in short-term investments	—	278
Increase in restricted cash	(69)	(180)
Other	—	3

Net cash provided by (used for) investing activities	(28)	50

Cash flows from financing activities
Proceeds from issuance of debt	140	64
Proceeds from debtor in possession financings	125	—
Principal payments on debt and capital lease obligations	(233)	(396)

Net cash provided by (used for) financing activities	32	(332)

Net decrease in cash and cash equivalents	(358)	(251)

Cash and cash equivalents at beginning of period	734	923

Cash and cash equivalents at end of period	$376	$672

Noncash investing and financing activities
Reduction in debt and interest related to sale leaseback transactions	$633	$—
Reduction in flight equipment related to sale leaseback transactions	517	—
Reduction in debt related to sale of flight equipment	167	—
Flight equipment acquired through issuance of debt	53	477
Payment of bridge facility by America West Airlines, Inc.	57	—
Issuance of note to settle bankruptcy claim	10	—
Conversion of DIP financing into equity of US Airways Group	125	—

Supplemental Information
Interest paid during the period	$230	$152
Income taxes refunded during the period	—	9
See accompanying notes to Condensed Financial Statements.

US Airways, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Chapter 11 Reorganization and Merger Agreement
     On September 12, 2004, US Airways, Inc. (US Airways or the Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group, Inc. (US Airways Group), US Airways’ parent company, and three of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (America West Holdings) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group upon US Airways Group’s emergence from bankruptcy. US Airways Group’s plan of reorganization was confirmed by the bankruptcy court on September 16, 2005 and became effective on September 27, 2005, the same day that the merger with America West Holdings became effective.
     Critical to US Airways’ emergence from bankruptcy and the merger with America West Holdings was additional financing and liquidity to fund operations. The financing and liquidity was provided through a combination of new equity investments in US Airways Group, new and restructured debt instruments and agreements with significant stakeholders as described below.
The New Equity Investments - On September 27, 2005, US Airways Group received new equity investments of $565 million in the aggregate from ACE Aviation Holdings Inc.(ACE); Par Investment Partners, L.P. (Par); Peninsula Investment Partners, L.P. (Peninsula); a group of investors under the management of Wellington Management Company, LLP (Wellington); Tudor Proprietary Trading, L.L.C. and certain investors advised by Tudor Investment Corp. (Tudor); and Eastshore Aviation, LLC (Eastshore). In connection with the equity investments, each of the equity investors received an option to purchase additional shares at $15.00 per share. Par purchased the options granted to ACE and Eastshore, and each option holder exercised the first two-thirds of its option on September 28, 2005, for aggregate proceeds to US Airways Group of approximately $75 million. The remaining one-third of the options was scheduled to expire on October 13, 2005, at which time each of the equity investors exercised the remaining portion of its option for aggregate proceeds to US Airways Group of approximately $38 million.
Public stock offering — On September 30, 2005, US Airways Group completed a public offering of common stock in which it issued 9,775,000 shares of its common stock for net proceeds of $180 million.
GE Merger MOU - US Airways Group and America West Holdings reached a comprehensive agreement with General Electric Capital Corporation (GECC), and its affiliates as described in the Master Merger Memorandum of Understanding (GE Merger MOU). The GE Merger MOU provided for the following:
•	The GE Merger MOU provided for continued use by US Airways Group of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates, and the return to GECC of certain other leased Airbus and Boeing aircraft.

•	GECC provided a bridge facility of approximately $56 million for use by US Airways Group during the pendency of the Chapter 11 proceedings. US Airways paid an affiliate of General Electric (GE) $125 million in cash on September 30, 2005 in exchange for retirement of the bridge facility, forgiveness and release of US Airways from certain prepetition obligations, deferral of certain payment obligations, and amendments to maintenance agreements.

•	In June 2005, GECC purchased and immediately leased back to US Airways Group: (a) the assets securing the credit facility obtained from GE in 2001 (the 2001 GE Credit Facility) and the liquidity facility obtained from GE in 2003 in connection with US Airways Group’s emergence from the first bankruptcy (the 2003 GE Liquidity Facility), and other GE obligations, consisting of 11 Airbus aircraft and 28 spare engines and engine stands; and (b) ten regional jet aircraft previously debt financed by GECC. The proceeds from the sale leaseback transaction of approximately $633 million were used to pay down balances due to GE by US Airways Group under the 2003 GE Liquidity Facility in full, the GECC mortgage-debt financed CRJ aircraft in full, and a portion of the 2001 GE Credit Facility. The 2001 GE Credit Facility was amended to allow certain additional borrowings up to $28 million.
Airbus MOU — In connection with the merger, a Memorandum of Understanding (Airbus MOU) was executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (Airbus), US Airways Group, US Airways and America West Airlines, Inc. (AWA). The key aspects of the Airbus MOU are as follows:
•	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (AFS), as Initial Lender and Loan Agent, Wells Fargo Bank Northwest, National Association, as Collateral Agent, and US Airways Group, as guarantor, with commitments in initial aggregate amounts of up to $161 million and up to $89 million (the Airbus $161 Million Loan and the Airbus $89 Million Loan and, collectively, the Airbus Loans). The Airbus Loans bear interest at a rate of LIBOR plus a margin, subject to adjustment, and have been recorded as an obligation of US Airways Group. The outstanding principal amount of the Airbus $89 Million Loan will be forgiven in writing on December 31, 2010, or an earlier date, if on that date the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 Million Loan have been paid in full.

•	Airbus has rescheduled US Airways Group’s A320-family and A330-200 delivery commitments and has agreed to provide backstop financing for a substantial number of aircraft, subject to certain terms and conditions, on an order of 20 A350 aircraft. US Airways Group’s A320-family aircraft are now scheduled for delivery in 2009 and 2010. US Airways Group’s A330-200 aircraft are scheduled for delivery in 2009 and 2010 and A350 aircraft deliveries are currently scheduled to occur beginning in 2011. The Airbus MOU also eliminates cancellation penalties on US Airways Group’s orders for the ten A330-200 aircraft, provided that US Airways Group has met certain predelivery payment obligations under the A350 order. In connection with the restructuring of aircraft firm orders, US Airways and America West Holdings were required to pay an aggregate non-refundable restructuring fee which was paid by means of set-off against existing equipment purchase deposits of US Airways Group and America West Holdings held by Airbus. The US Airways restructuring fee of $39 million has been recorded as a reorganization expense in the accompanying Statement of Operations. AWA’s restructuring fee was $50 million.
Restructuring of the ATSB Loan Guarantees — US Airways Group and America West Holdings each had loans outstanding guaranteed under the Air Transportation Safety and System Stabilization Act by the Air Transportation Stabilization Board (ATSB and the loans, ATSB Loans). In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the US Airways ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the US Airways ATSB Loan on an interim basis (Cash Collateral Agreement). US Airways reached agreements with the ATSB concerning interim extensions to the ATSB Cash Collateral Agreement, the last of which was extended to the earlier of the effective date of the plan of reorganization or October 25, 2005. The Cash Collateral Agreement and subsequent extensions each required US Airways Group, among other conditions, to maintain a weekly minimum unrestricted cash balance which decreased periodically during the term of the extension.
     On July 22, 2005, US Airways Group and America West Holdings announced that the ATSB approved the proposed merger. Under the new loan terms, the US Airways ATSB Loan is guaranteed by US Airways Group (including all domestic subsidiaries, with certain limited exceptions) and is secured by substantially all of the present and future assets of US Airways Group not otherwise encumbered, other than certain specified assets, including assets which are subject to other financing agreements. The AWA ATSB Loan is also guaranteed by US Airways Group (including all domestic subsidiaries, with certain limited exceptions) and is secured by a second lien in the same collateral. The loans continue to have separate repayment schedules and interest rates; however, the loans are subject to similar repayments and mandatory amortization in the event of additional debt issuances, with certain limited exceptions.

     As of September 30, 2005, $583 million, of which $525 million was guaranteed by the ATSB under the Air Transportation Safety and System Stabilization Act, was outstanding under the US Airways ATSB Loan. The US Airways ATSB Loan bears interest as follows:
•	90% of the US Airways ATSB Loan (Tranche A), the guaranteed portion of the loan, was funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that are held by the ATSB or by an assignee and are no longer subject to such commercial paper conduit program bear interest at LIBOR plus 40 basis points, and portions of Tranche A that are under certain circumstances assigned free of the ATSB guarantee bear interest at LIBOR plus 6.0%; and

•	10% of the US Airways ATSB Loan (Tranche B) bears interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0% from a current rate of LIBOR plus 4.0%.
     In addition, US Airways is charged an annual guarantee fee in respect of the ATSB guarantee equal to 6.0% of the guaranteed amount (initially $525 million). The US Airways ATSB Loan also reschedules amortization payments for US Airways with semi-annual payments beginning on March 31, 2007, and continuing through September 30, 2010.
     US Airways must pay down the principal of its loan with the first $125 million of net proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence. US Airways then retains the next $83 million of net proceeds from specified assets sales, and must pay 60% of net proceeds in excess of an aggregate of $208 million from specified asset sales to the ATSB. Any such asset sales proceeds up to $275 million are to be applied in order of maturity, and any such asset sales proceeds in excess of $275 million are to be applied pro rata across all maturities in accordance with the loan’s early amortization provisions. US Airways completed in excess of $125 million in asset sales prior to emergence from the Chapter 11 proceedings, satisfying the minimum prepayment requirement.
     The terms of both amended and restated loans require US Airways Group to meet certain financial covenants, including minimum cash requirements and required minimum ratios of earnings before interest, taxes, depreciation, amortization and aircraft rent to fixed charges.
     On October 19, 2005, $583 million of US Airways’ ATSB Loan, of which $525 million was guaranteed by the ATSB, was sold to 13 fixed income investors. Due to the sale on October 19, 2005, the ATSB has no interest in any of the Company’s debt. Terms associated with this loan remain unchanged.
New Convertible Notes — On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the 7% Senior Convertible Notes) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
Restructuring of Affinity Credit Card Partner Agreement — In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC (Juniper), entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper will offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.

     US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA) (Bank of America) and will terminate approximately two years and three months after the effective date of the merger. During that period both Juniper and Bank of America will run credit card programs for US Airways Group. (See also Note 11, “Legal Proceedings.”)
     Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The bonus payment was made to AWA on October 3, 2005.
     In addition, Juniper will pre-purchase miles from US Airways Group for an aggregate of $325 million, subject to the same conditions as apply to the $130 million bonus payment. To the extent that these miles are not used by Juniper in connection with the co-branded credit card program, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date until paid in full. US Airways Group will make monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A.
     Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or commence the repurchase of the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.
Restructuring of Credit Card Processing Agreement — In connection with the merger, AWA, JPMorgan Chase Bank, N.A., successor-in-interest to JPMorgan Chase Bank, and Chase Merchant Services, L.L.C., entered into the First Amendment to the Merchant Services Bankcard Agreement on August 8, 2005. Pursuant to the amended card processing agreement, JPMorgan Chase and Chase Merchant Services (collectively, Chase), will perform authorization, processing and settlement services for sales on Visa and Mastercard for AWA and US Airways following the merger. The original card processing agreement is guaranteed by America West Holdings, and US Airways Group executed a guaranty of the amended card processing agreement on the effective date of the merger.
     US Airways’ credit card processing is currently administered by Bank of America and such processing services are expected to be transferred to Chase as soon as possible, but not later than 120 days, after the merger. US Airways will become a party to the amended card processing agreement at the time that Chase begins processing for US Airways.
     The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the date the amended card processing agreement takes effect. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
     Under the amended card processing agreement, AWA will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways are also required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability.
Asset Based Financings — During the third quarter of 2005, the Company executed flight equipment asset sale and sale-leaseback transactions resulting in net proceeds of $77 million and a reduction in aircraft related debt of $166 million. The Company was required to use $125 million of these proceeds to pay down the US Airways ATSB Loan. Additionally during the third quarter, the Company received net proceeds of $51 million in an agreement to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. Subsequent to September 30, 2005, the Company executed additional flight equipment asset sale and sale-leaseback transactions resulting in net cash proceeds of $108 million and a reduction in aircraft related debt of $394 million.
2. Emergence from Bankruptcy and Basis of Presentation
Emergence and Claims Resolution
     On September 16, 2005, the Bankruptcy Court entered an order approving and confirming the Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (the Plan of Reorganization). The Plan of Reorganization provides for a reorganization of each of the five Debtors. In accordance with the Plan of Reorganization, US Airways Group entered into a merger transaction with America West Holdings.
     Initially, the equity of the new US Airways Group was allocated to three categories of holders. First, existing shares of America West Holdings were converted into shares of the new US Airways Group. Second, the new equity investors received shares for their initial investments and the exercise of their options. Third, unsecured creditors of the Debtors have received or will receive distributions totaling 8.2 million of the new common stock of US Airways Group in satisfaction of allowed unsecured claims, including shares to the Pension Benefit Guaranty Corporation (PBGC) and the Air Line Pilots Association (ALPA).
     In accordance with the Bankruptcy Code, the Plan of Reorganization divides claims into classes according to their relative seniority and other criteria and provides for the treatment for each claim of a particular class. These include claims related to the Debtors’ assumption or rejection of various contracts and unexpired leases, the assumption of Debtors’ existing collective bargaining agreements with their unions and the termination of certain employee benefit plans with employees and retirees, and other matters. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and bankruptcy court procedures. The amount of stock distributed to any particular general unsecured creditor under the Plan of Reorganization will depend on the resolution of claims filed by these creditors, as well as on the value of shares of the new common stock of US Airways Group in the marketplace. The class of unsecured creditors eligible for stock distributions are expected, in the aggregate, to recover between approximately 3.1% and 17.4% of the value of those claims as determined through the bankruptcy process.
PBGC Claim — On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (AFA Plan), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (IAM Plan), and the Retirement Plan for Certain Employees of US Airways, Inc. (CE Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Security Act of 1974, as amended (ERISA), and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating $2.7 billion and $1.7 billion, respectively, as of September 30, 2004, the most recent valuation date. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between the PBGC and US Airways. The CE Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans. As a result of these terminations, the PBGC filed claims against the Company for the unfunded portion of each of the plans. Under the Plan of Reorganization, the PBGC received, as treatment for its claims: (i) cash in the amount of $13,500,000; (ii) an unsecured promissory note in the principal amount of $10,000,000 issued by US Airways and guaranteed by US Airways Group, bearing interest at a rate of 6.00% per annum payable annually in arrears, with such promissory note to be payable in a single installment on the seventh anniversary of the effective date of the Plan of Reorganization; and (iii) 70 percent, or 4,873,485 shares, of the common stock of US Airways Group issued to the unsecured creditors net of shares allocated to ALPA.
Agreements with ALPA — On September 14, 2005, US Airways Group, US Airways, America West Holdings and AWA reached agreement with the two ALPA-represented pilot groups at the separate airlines on a comprehensive agreement (the Transition Agreement) that will govern many merger-related aspects of the parties’ relationships until there is a single collective bargaining agreement covering all pilots. US Airways Group and US Airways entered into a letter of agreement which provides that US Airways’ pilots designated by ALPA will receive 1.25 million shares of US Airways Group common stock and options to purchase 1.1 million shares of US Airways Group common stock. The 1.25 million shares are drawn from the 8.2 million shares initially allocated to unsecured creditors in the Plan of Reorganization. ALPA will notify US Airways of the allocations to pilots designated to receive shares and options no later than 60 days after September 27, 2005. Shares will be issued to those pilots no later than 30 days after ALPA’s notification. The options will be issued according to the following schedule: the first tranche of 500,000 options will be issued on January 31, 2006, a second tranche of 300,000 options will be issued on January 31, 2007, and the third tranche of 300,000 options will be issued on January 31, 2008. The options will have a term of five years from date of issuance. The exercise price for each tranche of options will be the average of the closing price per share of US Airways common stock as reflected on the New York Stock Exchange for the 20 business day period prior to the applicable option issuance date. The letter of agreement also includes provisions restricting transfer of the options and governing anti-dilution. In connection with the negotiation of the Transition Agreement and the letter of agreement, US Airways also agreed with ALPA to eliminate an existing 1% pay reduction that would apply to all pilots as a result of a lump sum payment due to pilots recalled from furlough and agreed to pay $500,000 to resolve an outstanding grievance over pay credits for pilots assigned by US Airways to travel to and from certain duty assignments.
     While a significant amount of the Debtors’ liabilities were extinguished as a result of the discharge granted upon confirmation of the Plan of Reorganization, not all of the Debtors’ liabilities were subject to discharge. The types of obligations that the Debtors remain responsible for include those relating to their secured financings, aircraft financings, certain environmental liabilities and the continuing obligations arising under contracts and leases assumed by the Debtors, as well as allowed administrative claims. Allowed administrative claims consist primarily of the costs and expenses of administration of the Chapter 11 cases, including the costs of operating the Debtors’ businesses since filing for bankruptcy. The bankruptcy court set August 22, 2005 as the bar date by which creditors asserting administrative claims, other than administrative claims arising in the ordinary course of business, were required to be filed. The Debtors received a large number of administrative claims in response to this bar date, for timely filed claims as well as additional claims that were filed late without permission of the bankruptcy court. Included in these claims, however, are claims for amounts arising in the ordinary course that have either already been paid, or that are included in the Debtors’ business plan are expected to be paid in the ordinary course. Also included are claims that are duplicative, claims for which the Debtors believe there is no legal merit for a claim of any status, and claims that the Debtors believe may be valid as unsecured claims but are not entitled to administrative claims status. Accordingly, the Debtors believe that only a very small portion of the claims filed in response to the bar date for non-ordinary course administrative expense claims will actually be allowed in amounts exceeding the ordinary course expenditures already contained in the Debtors’ business plan. However, there can be no assurances that the aggregate amount of the claims ultimately allowed will not be material. To the extent any of these claims are allowed, they will generally be satisfied in full.
Basis of Presentation
     In accordance with AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), US Airways adopted fresh-start reporting effective September 30, 2005 (Effective Date). References in the Condensed Financial Statements and the notes to the Condensed Financial Statements to “Predecessor Company” refer to US Airways prior to September 30, 2005. References to “Successor Company” refer to US Airways on and after September 30,

2005, after giving effect to the application of fresh-start reporting. While the effective date of the Plan of Reorganization and the merger was September 27, 2005, the results of operations for US Airways during the four day period from September 27 through September 30, 2005 are not material to the financial statement presentation.
     SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through the Effective Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses incurred prior to emergence and directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the Condensed Statements of Operations. The Condensed Balance Sheet as of December 31, 2004 distinguishes pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash used for reorganization items is disclosed separately in the Condensed Statements of Cash Flows.
     The accompanying condensed financial statements should be read in conjunction with the financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004. US Airways is a wholly owned subsidiary of US Airways Group.
     Management believes that all adjustments, consisting of normally recurring items, necessary for a fair presentation of results have been included in the condensed financial statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to estimates of fair value and fresh-start reporting, passenger revenue recognition, frequent traveler programs, and employee benefits including health, workers compensation, and postretirement benefits.
     Certain prior year amounts have been reclassified to conform with the 2005 presentation. Among these reclassifications, revenues associated with US Airways Group’s wholly owned regional airlines, affiliate regional airlines and US Airways’ MidAtlantic division operating as US Airways Express have been reclassified from “Mainline passenger,” “Cargo” and “Other” revenue to “Express revenue.” Expenses associated with US Airways Group’s wholly owned regional airlines, affiliate regional airlines and US Airways’ MidAtlantic division operating as US Airways Express have been reclassified under the “Express expenses” caption.
     With the approval of the Bankruptcy Court, prior to the emergence from bankruptcy protection, the Company contracted with Air Wisconsin Airlines Corporation (Air Wisconsin) and Republic Airlines, Inc. (Republic) to purchase a significant portion of these companies’ regional jet capacity. Eastshore, an affiliate of Air Wisconsin, has an equity investment in US Airways Group. US Airways Group also entered into a sale leaseback with Republic for certain assets. The contracted capacity purchases phase-in largely in the fourth quarter of 2005 and early 2006. During the fourth quarter, the Company will evaluate the applicability of FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities,” to the capacity purchase arrangements.

3. Fresh-start Reporting and Purchase Accounting
     In connection with its emergence from bankruptcy on September 27, 2005, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company recorded its assets and liabilities at estimated fair value. In addition, as a result of the merger which is accounted for as a reverse acquisition under Statement of Financial Accounting Standards No. 141 “Business Combinations,” (SFAS 141) with America West Holdings as the accounting acquirer, US Airways Group applied the provisions of SFAS 141 and allocated the purchase price to the assets and liabilities of US Airways Group and to its wholly owned subsidiaries including US Airways. The purchase price or value of the merger consideration was determined based upon America West Holdings’ traded market price per share due to the fact that US Airways Group was operating under bankruptcy protection. The $4.82 per share value was based on the five-day average share price of America West Holdings, with May 19, 2005, the merger announcement date, as the midpoint. Certain unsecured creditors of US Airways Group have been or will be issued an aggregate of approximately 8.2 million shares of US Airways Group common stock in settlement of their claims, including stock issued to the PBGC and ALPA. The fair value of that common stock valued at an equivalent price based on the $4.82 value of the America West Holdings stock is $96 million, which was determined to be the reorganization value of US Airways Group. America West Holdings incurred $21 million of direct acquisition costs in connection with the merger. The following table summarizes the purchase price (dollars in millions):

Fair value of common shares issued to US Airways Group’s unsecured creditors	$96
Estimated merger costs	21

Total purchase price	$117

     The Company’s equity value of $1 million was determined based on an allocation of the purchase price to each of US Airways Group subsidiaries’ fair values of assets and liabilities. The remaining equity of $116 million was assigned to US Airways Group and its other subsidiaries. The fair value of the US Airways assets acquired and liabilities assumed have been based on preliminary estimates and may be revised at a later date. The excess of the reorganization value over tangible assets and identifiable intangible assets and liabilities has been reflected as goodwill on the balance sheet of US Airways. The net assets acquired and liabilities assumed in connection with the merger and initial allocation of purchase price to US Airways are as follows (in millions):

Current assets	$922
Property and equipment	2,294
Other assets	1,349
Goodwill	584
Liabilities assumed	(5,148)

$1

     In connection with US Airways emergence from bankruptcy, significant prepetition liabilities were discharged. The surviving liabilities and the assets acquired in the merger are shown at estimated fair value. Liabilities assumed reflects the discharge of $1.24 billion of liabilities for postretirement benefits, $868 million of liabilities related to the termination of the Company’s defined benefit pension plans and $75 million of liabilities related to trade accounts payable and other liabilities. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the Plan of Reorganization. The surviving assets acquired in the merger also reflect $1.49 billion of adjustments to record assets and liabilities at fair value including a reduction of goodwill by $1.82 billion and $352 million of adjustments to other assets and liabilities. Changes in the fair values of these assets from the current estimated values may arise as valuation studies are finalized. US Airways has engaged an outside appraisal firm to assist in determining the fair value of the long-lived tangible and identifiable intangible assets and certain noncurrent liabilities. The Company made preliminary estimates of the fair value of assets and liabilities with the assistance of the appraisal firm. The estimates will be finalized in the coming months and the initial estimates will be adjusted as the final appraisal values are available. These changes as well as changes in other assumptions could significantly impact the reported value of goodwill and the allocation of the purchase price between the Company and other US Airways Group subsidiaries. Significant assets and liabilities adjusted to fair market value which are subject to finalization of valuation studies include expendable spare parts and supplies, property and equipment, airport take-off and landing slots, aircraft leases, deferred revenue and continuing debt obligations. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.
     As a result of the adoption of fresh-start reporting, the Company’s post-emergence financial statements are not comparable with its pre-emergence financial statements, because they are, in effect, those of a new entity.
     The Company also recorded certain purchase accounting adjustments specifically related to the merger with America West Holdings. The purchase accounting adjustments include those made to conform the passenger transportation revenue and workers compensation liability accounting policies of US Airways Group to those of America West Holdings. America West Holdings’ passenger revenue policy is to estimate and record, at the time of sale, a portion of the passenger ticket revenue for those tickets expected to expire unused, and America West Holdings does not discount its workers compensation liabilities to present values to reflect the time value of money. These conforming adjustments resulted in a reduction to the air traffic liability recorded on the balance sheet of $133 million, and an increase to noncurrent employee benefit liabilities and other of $15 million, which were recorded as direct adjustments to goodwill. Also in connection with the merger, US Airways accrued in purchase accounting $24 million of severance and benefits related to planned reductions in force.

4. Reorganization Items
     Reorganization items, net for the Predecessor Company represent amounts recognized and incurred as a direct result of the Company’s Chapter 11 filing and emergence and are presented separately in the statements of operations. Such items consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gain related to curtailment of postretirement benefits (a)	$1,237	$—	$1,420	$—
Gain related to termination of pension plans, net (b)	868	—	801	—
Discharge of other liabilities, net (c)	75	—	75	—
Reversal of aircraft order penalties, net (d)	32	—	30	—
Interest on accumulated cash	2	—	7	—
Damage and deficiency claims (e)	16	—	2	—
Revaluation of assets and liabilities, net (f)	(1,498)	—	(1,498)	—
Severance including benefits (g)	4	—	(96)	—
Professional fees	(23)	(12)	(57)	(12)
Airbus equipment deposits and credits, net (h)	(38)	—	(35)	—
Aircraft sales and restructured leases, net (i)	(5)	—	(5)	—
Write off of deferred compensation	(4)	—	(4)	—
Other	(2)	—	(4)	—

Reorganization items, net	$664	$(12)	$636	$(12)

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the IAM and TWU, to begin the significant curtailment of postretirement medical benefits. The Company recognized a gain of $183 million in connection with this curtailment in the first quarter of 2005. Upon the emergence from bankruptcy and effectiveness of the Plan of Reorganization, an additional gain of $1.24 billion was recognized as the liability associated with the postretirement medical benefits was reduced to fair market value. See also Note 7 “Employee Benefit Plans.”

(b)	Also in January 2005, US Airways terminated its three mainline defined benefit plans. The Company recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations in the first quarter of 2005. Upon the effective date of the Plan of Reorganization and in connection with the settlement with the PBGC, the remaining liabilities associated with these plans, including the $91 million recorded as an adjustment to the minimum pension liability in the first quarter, were written off, net of settlement amounts. See also Note 2, “Emergence from Bankruptcy and Basis of Presentation.”

(c)	Reflects the discharge of trade accounts payable and other liabilities upon emergence from bankruptcy. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the Plan of Reorganization.

(d)	In 2003, the Company recorded a charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery. In connection with the Airbus MOU, $33 million of penalties have been reversed (see also Note 1, “Chapter 11 Reorganization and Merger Agreement.”) As a result of the Company’s bankruptcy filing in September 2004, the Company was not able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $2 million in the first quarter of 2005. The Company recorded an additional $1 million in penalties in the third quarter of 2005 until delivery of these aircraft was made to a US Airways Express affiliate in August 2005.

(e)	Damage and deficiency claims arose as a result of the Company’s election to restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings. The Company recorded $2 million and $14 million in damages and deficiency claims in the fourth quarter of 2004 and in the first six months of 2005, respectively.

As a result of the confirmation of the Plan of Reorganization and the effectiveness of the merger, these claims were withdrawn and the accruals reversed.

(f)	As of September 30, 2005, the Company recorded $1.46 billion of adjustments to reflect assets and liabilities at fair value, including a net write-down of goodwill of $1.82 billion. Goodwill of $584 million was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets.

(g)	Since filing for bankruptcy on September 12, 2004, US Airways achieved cost-savings agreements with its principal collective bargaining groups. In connection with the new labor agreements, approximately 5,000 employees across several of the Company’s labor groups were involuntarily terminated or participated in voluntary furlough and termination programs.

(h)	In connection with the Airbus MOU, the Company was required to pay a restructuring fee of $39 million, which was paid by means of offset against existing equipment deposits held by Airbus. The Company also received credits from Airbus totaling $3 million throughout 2005, primarily related to equipment deposits. See also Note 1, “Chapter 11 Reorganization and Merger Agreement.”

(i)	The GE Merger MOU provided for the continued use of certain leased Airbus, Boeing and regional jet aircraft and the modification of monthly lease rates and the return of certain other leased Airbus and Boeing aircraft. The GE Merger MOU also provided for the sale-leaseback of assets securing various GE obligations. In connection with these transactions, the Company recorded a net loss of $5 million. See also Note 1, “Chapter 11 Reorganization and Merger Agreement.”
5. Debt, Including Capital Lease Obligations
     Long-term debt at September 30, 2005 and December 31, 2004 consists of the following (variable interest rates listed are the rates as of September 30, 2005 unless noted):

	September 30,	December 31,
	2005	2004
	(in millions)
Secured
Equipment notes payable, variable interest rates of 5.7% to 9.01%, averaging 8.37% as of September 30, 2005, notes retired September 2005	$1,640	$1,948
US Airways ATSB loan, variable interest rate of 3.89% , installments due 2007 through 2010 (a)	583	718
Slot Financing, installments due through 2015 (b)	51	—
Capital Lease Obligations, installments due through 2023 (c)	46	49
GECC Facility, variable interest rate of 8.32%, installments due 2006 to 2010(d)	28	354
GECC Liquidity Facility(d)	—	158
GE Bridge Facility(d)	—	20

	2,348	3,247

Unsecured
Note payable to PBGC, interest rate of 6%, interest only payments until due 2012 (e)	10	—

Total long-term debt and capital lease obligations	2,358	3,247
Less: Unamortized discount on debt	(145)	(126)
Obligations classified as subject to compromise	—	(2,400)
Current maturities	(143)	(721)

	$2,070	$—

(a)	In connection with the consummation of the merger, on September 27, 2005, US Airways, as borrower, entered into an Amended and Restated Loan Agreement (the US Airways ATSB Loan) with the ATSB. Also on September 27, 2005, AWA entered into an Amended and Restated Loan Agreement (the AWA ATSB Loan). The ATSB Loans amend and restate the previously outstanding loans of both US Airways and AWA, each guaranteed in part by the ATSB.

As of September 30, 2005, $583 million was outstanding under the US Airways ATSB Loan, of which $525 million is guaranteed by the ATSB under the Air Transportation Safety and System Stabilization Act. The US Airways ATSB Loan bears interest as follows:

•	90% of the US Airways ATSB Loan (Tranche A), the guaranteed portion of the loan, was funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that are held by the ATSB or by an assignee and no longer subject to such commercial paper conduit program bear interest at LIBOR plus 40 basis points, and portions of Tranche A that are under certain circumstances assigned free of the ATSB guarantee bear interest at LIBOR plus 6.0%; and

•	10% of the US Airways ATSB Loan (Tranche B) bears interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0%, as compared with the previous rate of LIBOR plus 4.0%.
In addition, US Airways is charged an annual guarantee fee in respect of the ATSB guarantee equal to 6.0% of the guaranteed amount (initially $525 million). The US Airways ATSB loan also reschedules amortization payments for US Airways with semi-annual payments beginning on March 31, 2007, and continuing through September 30, 2010.
The ATSB Loan requires certain prepayments from the proceeds of specified asset sales by US Airways Group and the other loan parties, and US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents, less: (a) the amount of all outstanding advances by credit card processors and clearing houses in excess of 20% of the air traffic liabilities; (b) $250 million presumed necessary to fund a subsequent tax trust (to the extent not otherwise funded by US Airways Group); (c) $35 million presumed necessary to post collateral to clearing houses (to the extent not posted); and (d) any unrestricted cash or cash equivalents held in unperfected accounts; in an amount (subject to partial reduction under certain circumstances upon mandatory prepayments made with the net proceeds of future borrowings and issuances of capital stock) not less than:
•	$525 million through March 2006;

•	$500 million through September 2006;

•	$475 million through March 2007;

•	$450 million through September 2007;

•	$400 million through March 2008;

•	$350 million through September 2008; and

•	$300 million through September 2010.
US Airways must pay down the principal of its loan with the first $125 million of net proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence. US Airways then retains the next $83 million of net proceeds from specified assets sales, and must pay 60% of net proceeds in excess of an aggregate of $208 million from specified asset sales to the ATSB. Any such asset sales proceeds up to $275 million are to be applied in order of maturity, and any such asset sales proceeds in excess of $275 million are to be applied pro rata across all maturities in accordance with the loan’s early amortization provisions. US Airways completed in excess of $125 million in asset sales prior to emergence from the Chapter 11 proceedings, satisfying the minimum prepayment requirement.
On October 19, 2005, the ATSB sold its interest in the ATSB Loans to 13 fixed income investors. Terms associated with those loans remain unchanged. Subsequent to the sale, the ATSB no longer has any interest in the Company’s debt.
(b)	In September 2005, US Airways entered into an Agreement to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale/leaseback transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015.

(c)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2023.

(d)	General Electric and its affiliates (collectively, GE), is the Company’s largest aircraft creditor, having financed or leased a substantial portion of the Company’s aircraft prior to the most recent Chapter 11 filing. In addition, in November 2001, the Company obtained a $404 million credit facility from GE (the 2001 GE Credit Facility), which was secured by collateral including 11 A320-family aircraft and 28 spare engines. In connection with the first bankruptcy in 2002 (the 2002 Bankruptcy), the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues, and provided the Company with additional financing from GE in the form of a liquidity facility of up to $360 million that bears interest at the rate of LIBOR plus 4.25% (the 2003 GE Liquidity Facility). Most obligations of the Company to GE are cross-defaulted to the 2001 GE Credit Facility, the 2003 GE Liquidity Facility, the GE regional jet leases and the GE regional jet mortgage financings.

In November 2004, the Company reached a comprehensive agreement with GE and its affiliates, as described in a Master Memorandum of Understanding (GE Master MOU), that was approved by the Bankruptcy Court on December 16, 2004. The GE Master MOU, together with the transactions contemplated by the term sheets attached to the GE Master MOU, provide the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services and operating leases for new regional jets, while preserving the vast majority of the Company’s mainline fleet owned or otherwise financed by GE. In connection with the merger, the Company and America West Holdings have renegotiated certain of their respective existing agreements, and entered into new agreements, with GE. These agreements are set forth in a comprehensive agreement with GE and certain of its affiliates in a Master Merger Memorandum of Understanding, referred to as the GE Merger MOU, that was approved by the Bankruptcy Court in June 2005. In part, the GE Merger MOU modified and supplemented the agreements reached between US Airways Group and GE in the GE Master MOU, which was further amended by an amendment dated September 9, 2005. The amendment provided that, in lieu of the issuance to an affiliate of GE of a convertible note in the amount of $125 million, the Company would pay cash in the amount of $125 million. The $125 million was paid to GE before September 30, 2005.

The bridge facility entered into between the Company and GE pursuant to the GE Master MOU on December 20, 2004 continued in effect during the pendency of the Chapter 11 cases. The bridge facility provided for a loan in the amount of up to approximately $56 million, which was drawn down by the Company in 2004 and 2005. The bridge facility bore interest at the rate of LIBOR plus 4.25% and matured on the date US Airways Group emerged from the Chapter 11 cases, and was settled in cash by US Airways Group by September 30, 2005 in connection with the $125 million payment.

In June 2005, GE purchased the assets securing the 2001 Credit Facility in a sale-leaseback transaction. The sale proceeds realized from the sale-leaseback transaction were applied to repay the 2003 GE Liquidity Facility, the mortgage financing associated with the CRJ aircraft and a portion of the 2001 GE Credit Facility. The balance of the 2001 Credit Facility was amended to allow additional borrowings of $21 million in July 2005, which resulted in a total principal balance outstanding thereunder of approximately $28 million. The operating leases are cross-defaulted with all other GE obligations, other than excepted obligations, and are subject to agreed upon return conditions.

(e)	In connection with US Airways Group’s emergence from bankruptcy in September 2005, it reached a settlement with the PBGC related to the termination of three of its defined benefit pension plans which included the issuance of a $10 million note which matures in 2012 and bears interest at 6% payable annually in arrears.

     Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At September 30, 2005, the estimated maturities of long-term debt are as follows (in millions):

2005	8
2006	141
2007	209
2008	223
2009	270
Thereafter	1,507

$2,358

     Certain of the Company’s long-term debt agreements contain minimum cash balance requirements and other covenants with which the Company is in compliance. Certain of the Company’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA or US Airways Group under other agreements relating to indebtedness.
6. Income Taxes
     As a result of the emergence from bankruptcy the Company valued its assets and liabilities at fair value and recalculated the related deferred tax assets and liabilities. The Company continues to record a full valuation allowance against its net deferred tax asset including certain net operating losses that will be eliminated at the end of the tax year as a result of the exclusion from taxable income of certain discharged debt. No net tax provision or benefit resulted from the use of the net operating loss carry-forwards. Since the merger with America West Holdings results in a change of ownership, the Company will have certain limitations on the future use of net operating loss carry-forwards. The impacts of these limitations are being analyzed and will be finalized based on Company’s operating results at the end of the current tax year.
     The Company recorded an income tax benefit of $2 million for the nine months ended September 30, 2005, as compared to a $6 million income tax provision for the nine months ended September 30, 2004.
7. Employee Benefit Plans
     Components of the net and total periodic benefit include the following for pension benefits (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$—	$10	$1	$30
Interest cost	2	39	8	115
Expected return on plan assets	—	(32)	(5)	(96)

Net periodic cost	2	17	4	49
Curtailment gain	—	—	(24)	—
Settlement gain	(868)	—	(868)	—

Total periodic cost (benefit)	$(866)	$17	$(888)	$49

     Components of the net and total periodic benefit cost include the following for other postretirement benefits (in millions):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$1	$9	$8	$30
Interest cost	4	21	22	67
Amortization of:
Prior service benefit	(32)	(3)	(76)	(9)
Actuarial gain	(4)	(3)	(11)	(6)

Net periodic cost (benefit)	(31)	24	(57)	82
Curtailment gain	—	—	(183)	—
Fresh start gain	(1,237)	—	(1,237)	—

Total periodic cost (benefit)	$(1,268)	$24	$(1,477)	$82

     On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” of the AFA Plan, the IAM Plan, and the CE Plan under section 4041(c)(2)(B)(ii)(IV) of ERISA, and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating $2.7 billion and $1.7 billion, respectively, as of September 30, 2004, the most recent valuation date. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between the PBGC and US Airways. The CE Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans.
     Upon termination of the plans, the Company recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment, included in reorganization items, net in the Statements of Operations. Upon emergence from bankruptcy on September 27, 2005, the Bankruptcy Court approved a settlement agreement between the Company and the PBGC which required the PBGC to release all claims against the Company in return for the Company issuing (i) a $13.5 million cash payment (paid in October 2005), (ii) a 6.00% note payable for $10 million, and (iii) 70 percent, or 4,873,485 shares, of the unsecured creditors stock, net of the shares allocated to ALPA, valued at $57 million. Accordingly, the Company eliminated the $948 million liability related to the three terminated plans, including the minimum liability adjustment, and recognized a net settlement gain of $868 million. This gain is included in reorganization items, net in the Statements of Operations.
     During hearings in late 2004 and January 2005, the Bankruptcy Court approved various settlement agreements between US Airways and its unions, and between US Airways and the court-appointed Section 1114 Committee (representing retirees not represented by the unions) to begin the significant curtailments of postretirement benefits. Effective March 1, 2005, those benefits were significantly reduced. US Airways re-measured its obligations based on the new terms which resulted in a reduction in the liability of approximately $1.1 billion and a curtailment gain of $183 million. Since the remeasurement and reduction of the liability created a significant unrecognized prior service gain, US Airways recognized net periodic other postretirement benefit income until the time of the September 27, 2005 emergence from bankruptcy. In accordance with SOP 90-7, the Company revalued its postretirement benefit obligations on emergence, and adjusted its liability to $239 million, a reduction of $1.24 billion. This $1.24 billion gain, which includes the recognition of the unamortized portion of the prior service gain created as a result of the benefit curtailment, is included in reorganization items, net in the Statement of Operations.

8. Comprehensive Income (Loss)
     Comprehensive income was $573 million and $378 million for the three and nine months ended September 30, 2005, respectively. Comprehensive loss was $(206) million and $(324) million for the three and nine months ended September 30, 2004, respectively. Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholder’s equity such as changes in the fair value of certain derivative financial instruments and adjustments for minimum pension liabilities.
9. Advances To Parent Company and Affiliate
     US Airways provides funds to and receives funds from US Airways Group which arise in the normal course of business and bear interest at market rates, which are reset quarterly. US Airways had a net payable to US Airways Group of $225 million as of September 30, 2005. In addition, US Airways had a net payable to affiliates of $368 million, which was classified in “Current Liabilities” on US Airways’ condensed balance sheet. The net payable to AWA consists of payments made on behalf of US Airways of $125 million to extinguish liabilities in connection with the GE Merger MOU.
     US Airways and AWA are borrowers under the Airbus Loans and are jointly and severally liable for the obligations, with US Airways Group as the guarantor. The initial draw of an aggregate of $175 million was received by AWA and the obligation has been recorded at US Airways Group.
10. Recent accounting pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued Revised Statement No. 123, “Accounting for Share-Based Payment” (SFAS 123R). This statement requires the Company to recognize the grant-date fair value of stock options in its statements of operations. In addition, the Company will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS 123. The Company previously adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” upon emergence from the 2002 Bankruptcy on March 31, 2003; however in connection with the merger, the Company conformed to the accounting policies of the accounting acquirer, America West Holdings. America West Holdings accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The change in accounting policy to conform to the policies of America West Holdings did not result in any adjustment as US Airways Group’s prior equity was cancelled upon its emergence from bankruptcy. The Company will adopt SFAS 123R when required, effective January 1, 2006. The Company is currently evaluating how it will adopt SFAS 123R and has not determined the method it will use to value granted stock options. The adoption of SFAS 123R is expected to have a material effect on the Company’s results of operations.
     In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS 154 effective January 1, 2006. The adoption of SFAS 154 is not expected to have a material effect on the Company’s results of operations.

11. Legal Proceedings
     On September 12, 2004, US Airways Group and its domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the 2004 Bankruptcy). On September 16, 2005, the Bankruptcy Court issued an order confirming the Plan of Reorganization submitted by the Debtors, and on September 27, 2005, the Debtors emerged from the 2004 Bankruptcy. The court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim value.
     On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against the parent company of American Airlines in December 2003. This action was stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. The case remains stayed.
     The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the bankruptcy case filed on August 11, 2002 (the 2002 Bankruptcy). The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia Airport. US Airways’ liability and defenses to this liability were unaffected by the 2002 Bankruptcy. In connection with the 2004 Bankruptcy, the Port Authority filed a proof of claim in the amount of approximately $24 million again alleging environmental contamination and building deficiencies at LaGuardia Airport, of which approximately $2 million is related to alleged environmental contamination.
     On January 7, 2003, the IRS issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the USLM matter). On February 5, 2003, the IRS filed a proof of claim with the bankruptcy court in connection with the 2002 Bankruptcy asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005 the IRS filed a motion for relief from the automatic stay seeking to setoff against approximately $4 million of tax refunds due to the Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the

IRS filed an amended motion continuing to seek relief for the $4 million setoff. A hearing has been set for December 15, 2005 on this matter. The Debtors are in the process of analyzing the IRS’ amended motion.
     Williard, Inc., together with the joint venture of Williard, Inc. and Len Parker Associates, was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard, Inc. and the joint venture sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company, LLC alleged that it purchased the claims of Williard, Inc. After a trial, the bankruptcy court in the 2002 Bankruptcy, on June 7, 2004, determined the value of the Limbach Company and the joint venture claims to be approximately $3 million. Limbach Company and the joint venture are challenging on appeal various rulings of the bankruptcy court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal. Limbach Company and the joint venture have filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development and received permission to include US Airways as a co-defendant, provided that Limbach Company and the joint venture did not make any claims against US Airways in that action. In the lawsuit against the City of Philadelphia and the Philadelphia Authority for Industrial Development, Limbach Company and the joint venture are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City of Philadelphia and the Philadelphia Authority for Industrial Development. These rulings are subject to appeal at a later date. On May 21, 2004, the City of Philadelphia and the Philadelphia Authority for Industrial Development filed a Motion for Summary Judgment seeking dismissal of the lawsuit. In July 2005, the court granted the Motion for Summary Judgment. Limbach Company and the joint venture have appealed the decision. Should Limbach Company and/or the joint venture recover in the Philadelphia action against the City of Philadelphia and the Philadelphia Authority for Industrial Development, that award would be paid at 100 cents on the dollar. US Airways may have an obligation to indemnify the City of Philadelphia and the Philadelphia Authority for Industrial Development under its agreements related to the airport development, although these agreements have neither been assumed nor rejected as part of the 2004 Bankruptcy. If the agreements are assumed, any recovery by Limbach Company and/or the joint venture against the City of Philadelphia and the Philadelphia Authority for Industrial Development could result in an indemnification claim that US Airways may have to pay at full value. Proceedings in the bankruptcy court related to the claims in the 2002 Bankruptcy remain stayed by the 2004 Bankruptcy filing.
     US Airways Group and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan in May 1999. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, US Airways Group and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta Air Lines and Northwest Airlines filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest Airlines’ and Delta Air Lines’ petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The action was stayed as to US Airways during the 2002 Bankruptcy and again during the 2004 Bankruptcy. On April 29, 2005, Northwest Airlines

and Delta Air Lines filed a renewed motion for summary judgment on all counts. That motion was denied. Delta Air Lines and Northwest Airlines filed two additional motions: one seeking decertification of the class and the other seeking dismissal of all class members who received ticket refunds. While those motions were pending, Delta Air Lines and Northwest Airlines filed for bankruptcy. The federal district court has now deactivated the case because of the bankruptcy filings.
     On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998, by the Pennsylvania Department of Environment Protection against Allegheny County, Pennsylvania, and the Allegheny County Aviation Administration alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport violated the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Pittsburgh International Airport, (b) the Pittsburgh International Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the Pennsylvania Department of Environment Protection advised Allegheny County and US Airways that the Department of Environment Protection will require additional measures to be taken to control de-icing materials at the Pittsburgh International Airport, and will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The Allegheny County Aviation Administration, US Airways and the Pennsylvania Department of Environment Protection have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. US Airways Group does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.
     On October 7, 2005, 240 pilots employed by the MidAtlantic division of US Airways, filed a complaint in the federal district court for the Eastern District of New York against ALPA, US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC and AWA, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways pilots pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against the airline defendants include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under the Racketeering Influenced and Corrupt Organizations Act. Plaintiffs’ complaint requests $2 billion in damages from the airline defendants and injunctive relief.
     On October 12, 2005, Bank of America, N.A., which is the issuing bank of the US Airways frequent flier program credit card and also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in Newcastle County, against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flier credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flier credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flier credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgement on the breach of contract claim against US Airways.

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
     Certain of the statements contained herein should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding the outlook of US Airways, Inc. (the Company), expected fuel costs, the revenue and pricing environment, and expected financial performance. Such statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings Corporation (America West Holdings) and US Airways Group, Inc. (US Airways Group), including future financial and operating results, the combined companies’ plans, objectives, expectations and intentions and other statements that are not historical facts. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from these statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to obtain and maintain any necessary financing for operations and other purposes (including compliance with financial covenants); the ability of the Company to maintain adequate liquidity; the impact of changes in fuel prices; the impact of economic conditions; changes in prevailing interest rates; the ability to attract and retain qualified personnel; the ability of the Company to attract and retain customers; the ability of the Company to obtain and maintain commercially reasonable terms with vendors and service providers; the cyclical nature of the airline industry; competitive practices in the industry, including significant fare restructuring activities by major airlines; labor costs; security-related and insurance costs; weather conditions; government legislation and regulation; relations with unionized employees generally and the impact and outcome of the labor negotiations; the impact of global instability including the potential impact of current and future hostilities, terrorist attacks, infectious disease outbreaks or other global events; the impact of the resolution of remaining claims in US Airways’ Chapter 11 proceedings; the ability of the Company to fund and execute its business plan following the Chapter 11 proceedings and the merger; and other risks and uncertainties listed from time to time in the companies’ reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. Additional factors that may affect the future results of the Company are set forth in the filings of the Company with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which are available at www.usairways.com.
Background
     US Airways is a hub-and-spoke carrier with a substantial presence in the Eastern United States and with service to Canada, the Caribbean, Latin America and Europe. US Airways had approximately 42 million passengers boarding its planes in 2004 and is the seventh largest U.S. air carrier based on available seat miles (ASMs). As of September 30, 2005, US Airways operated 251 jet aircraft and 25 regional jet aircraft and provided regularly scheduled service at 100 airports in the continental United States, Canada, the Caribbean, Latin America and Europe. As of September 30, 2005, the US Airways Express network served 131 airports in the United States, Canada and the Bahamas, including approximately 48 airports also served by US Airways.

     On September 12, 2004, US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group, US Airways’ parent company, and three of its other subsidiaries (collectively with US Airways, the Debtors) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 19, 2005 US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings agreed to merge with a wholly owned subsidiary of US Airways Group. US Airways’ Plan of Reorganization was confirmed by the bankruptcy court on September 16, 2005 and became effective on September 27, 2005. On the same day, the merger with America West Holdings became effective.
Emergence and Merger Transactions
     Critical to US Airways’ emergence from bankruptcy and the merger with America West Holdings was additional financing and liquidity to fund operations. The financing and liquidity was provided through a combination of new equity investments, new and restructured debt instruments and agreements with significant stakeholders as described below.
The New Equity Investments - On September 27, 2005, US Airways Group received new equity investments of $565 million in the aggregate from ACE Aviation Holdings Inc.(ACE); Par Investment Partners, L.P. (Par); Peninsula Investment Partners, L.P. (Peninsula); a group of investors under the management of Wellington Management Company, LLP (Wellington); Tudor Proprietary Trading, L.L.C. and certain investors advised by Tudor Investment Corp. (Tudor); and Eastshore Aviation, LLC (Eastshore). In connection with the equity investments, each of the equity investors received an option to purchase additional shares at $15.00 per share. Par purchased the options granted to ACE and Eastshore, and each option holder exercised the first two-thirds of its option on September 28, 2005, for aggregate proceeds to US Airways Group of approximately $75 million. The remaining one-third of the options was scheduled to expire on October 13, 2005, at which time each of the equity investors exercised the remaining portion of its option for aggregate proceeds to US Airways Group of approximately $38 million.
Public stock offering — On September 30, 2005, US Airways Group completed a public offering of common stock in which it issued 9,775,000 shares of its common stock for net proceeds of $180 million.
GE Merger MOU - US Airways Group and America West Holdings reached a comprehensive agreement with General Electric Capital Corporation (GECC), and its affiliates as described in the Master Merger Memorandum of Understanding (GE Merger MOU). The GE Merger MOU provided for the following:
•	The GE Merger MOU provided for continued use by US Airways Group of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates, and the return to GECC of certain other leased Airbus and Boeing aircraft.

•	GECC provided a bridge facility of approximately $56 million for use by US Airways Group during the pendency of the Chapter 11 proceedings. US Airways paid an affiliate of General Electric (GE) $125 million in cash on September 30, 2005 in exchange for retirement of the bridge facility, forgiveness and release of US Airways from certain prepetition obligations, deferral of certain payment obligations, and amendments to maintenance agreements.

•	In June 2005, GECC purchased and immediately leased back to US Airways Group: (a) the assets securing the 2001 GE Credit Facility and the 2003 GE Liquidity Facility, and other GE obligations, consisting of 11 Airbus aircraft and 28 spare engines and engine stands; and (b) ten regional jet aircraft previously debt financed by GECC. The proceeds from the sale leaseback transaction of approximately $633 million were used to pay down balances due to GE by US Airways Group under the 2003 GE Liquidity Facility in full, the GECC mortgage-debt financed CRJ aircraft in full, and a portion of the 2001 GE Credit Facility. The 2001 GE Credit Facility was amended to allow certain additional borrowings up to $28 million.

Airbus MOU — In connection with the merger, a Memorandum of Understanding (Airbus MOU) was executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (Airbus), US Airways Group, US Airways and America West Airlines, Inc. (AWA). The key aspects of the Airbus MOU are as follows:
•	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (AFS), as Initial Lender and Loan Agent, Wells Fargo Bank Northwest, National Association, as Collateral Agent, and US Airways Group, as guarantor, with commitments in initial aggregate amounts of up to $161 million and up to $89 million (the Airbus $161 Million Loan and the Airbus $89 Million Loan and, collectively, the Airbus Loans). The Airbus Loans bear interest at a rate of LIBOR plus a margin, subject to adjustment, and have been recorded as an obligation of US Airways Group. The outstanding principal amount of the Airbus $89 Million Loan will be forgiven in writing on December 31, 2010, or an earlier date, if on that date the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 Million Loan have been paid in full.

•	Airbus has rescheduled US Airways Group’s A320-family and A330-200 delivery commitments and has agreed to provide backstop financing for a substantial number of aircraft, subject to certain terms and conditions, on an order of 20 A350 aircraft. US Airways Group’s A320-family aircraft are now scheduled for delivery in 2009 and 2010. US Airways Group’s A330-200 aircraft are scheduled for delivery in 2009 and 2010 and A350 aircraft deliveries are currently scheduled to occur beginning in 2011. The Airbus MOU also eliminates cancellation penalties on US Airways Group’s orders for the ten A330-200 aircraft, provided that US Airways Group has met certain predelivery payment obligations under the A350 order. In connection with the restructuring of aircraft firm orders, US Airways and America West Holdings were required to pay an aggregate non-refundable restructuring fee which was paid by means of set-off against existing equipment purchase deposits of US Airways Group and America West Holdings held by Airbus. The US Airways restructuring fee of $39 million has been recorded as a reorganization expense in the accompanying Statement of Operations. AWA’s restructuring fee was $50 million.
Restructuring of the ATSB Loan Guarantees — US Airways Group and America West Holdings each had loans outstanding guaranteed under the Air Transportation Safety and System Stabilization Act by the Air Transportation Stabilization Board (ATSB and the loans, the ATSB Loans). In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the US Airways ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the US Airways ATSB Loan on an interim basis (Cash Collateral Agreement). US Airways reached agreements with the ATSB concerning interim extensions to the ATSB Cash Collateral Agreement, the last of which was extended to the earlier of the effective date of the plan of reorganization or October 25, 2005. The Cash Collateral Agreement and subsequent extensions each required US Airways Group, among other conditions, to maintain a weekly minimum unrestricted cash balance which decreased periodically during the term of the extension.
     On July 22, 2005, US Airways Group and America West Holdings announced that the ATSB approved the proposed merger. Under the new loan terms, the US Airways ATSB Loan is guaranteed by US Airways Group (including all domestic subsidiaries, with certain limited exceptions) and is secured by substantially all of the present and future assets of US Airways Group not otherwise encumbered, other than certain specified assets, including assets which are subject to other financing agreements. The AWA ATSB Loan is also guaranteed by US Airways Group (including all domestic subsidiaries, with certain limited exceptions) and is secured by a second lien in the same collateral. The loans continue to have separate repayment schedules and interest rates; however, the loans are subject to similar repayments and mandatory amortization in the event of additional debt issuances, with certain limited exceptions.
New Convertible Notes -— On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the 7% Senior Convertible Notes) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
Restructuring of Affinity Credit Card Partner Agreement — In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC (Juniper), entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper will offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.
     US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA) (Bank of America) and will terminate approximately two years and three months after the effective date of the merger. During that period both Juniper and Bank of America will run credit card programs for US Airways Group. (See Part II, Item 1, “Legal Proceedings”)
     Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The bonus payment was made to AWA on October 3, 2005.
     In addition, Juniper will pre-purchase miles from US Airways Group for an aggregate of $325 million, subject to the same conditions as apply to the $130 million bonus payment. To the extent that these miles are not used by Juniper in connection with the co-branded credit card program, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date until paid in full. US Airways Group will make monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A.
     Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or commence the repurchase of the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.
Restructuring of Credit Card Processing Agreement — In connection with the merger, AWA, JPMorgan Chase Bank, N.A., successor-in-interest to JPMorgan Chase Bank, and Chase Merchant Services, L.L.C., entered into the First Amendment to the Merchant Services Bankcard Agreement on August 8, 2005. Pursuant to the amended card processing agreement, JPMorgan Chase and Chase Merchant Services (collectively, Chase), will perform authorization, processing and settlement services for sales on Visa and Mastercard for AWA and US Airways following the merger. The original card processing agreement is guaranteed by America West Holdings, and US Airways Group executed a guaranty of the amended card processing agreement on the effective date of the merger.
     US Airways’ credit card processing is currently administered by Bank of America and such processing services are expected to be transferred to Chase as soon as possible, but not later than 120 days, after the merger. US Airways will become a party to the amended card processing agreement at the time that Chase begins processing for US Airways.
     The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the date the amended card processing agreement takes effect. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
     Under the amended card processing agreement, AWA will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways are also be required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability.
     As of September 30, 2005, $356 million in cash collateral is classified as restricted cash on US Airways’ balance sheet to secure credit card sales under its various processing agreements.
Claims Resolution
     In accordance with the Bankruptcy Code, the Plan of Reorganization divides claims into classes according to their relative seniority and other criteria and provided for the treatment for each claim of a particular class. These include claims related to the Debtors’ assumption or rejection of various contracts and unexpired leases, the assumption of Debtors’ existing collective bargaining agreements with their unions and the termination of certain employee benefit plans with employees and retirees, and other matters. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and bankruptcy court procedures. The amount of stock distributed to any particular general unsecured creditor under the Plan of Reorganization will depend on the resolution of claims filed by these creditors, as well as on the value of shares of the new common stock of US Airways Group in the marketplace. The class of unsecured creditors eligible for stock distributions will, in the aggregate, recover between approximately 3.1% and 17.4% of the value of those claims as determined through the bankruptcy process.
PBGC Claim — On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (AFA Plan), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (IAM Plan), and the Retirement Plan for Certain Employees of US Airways, Inc. (CE Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Security Act of 1974, as amended (ERISA), and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating $2.7 billion and $1.7 billion, respectively, as of September 30, 2004, the most recent valuation date. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between the Pension Benefit Guaranty Corporation (PBGC) and US Airways. The CE Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans. As a result of these terminations, the PBGC filed claims against the Company for the unfunded portion of each of the Plan. Under the Plan of Reorganization, the PBGC received, as treatment for its claims: (i) cash in the amount of $13,500,000; (ii) an unsecured promissory note in the principal amount of $10,000,000 issued by US Airways and guaranteed by US Airways Group, bearing interest at a rate of 6.00% per annum payable annually in arrears, with such promissory note to be payable in a single installment on the seventh anniversary of the effective date of the Plan of Reorganization; and (iii) 70 percent, or 4,873,485 shares, of the common stock of US Airways Group issued to the unsecured creditors net of shares allocated to the Air Line Pilots Association (ALPA).
Agreements with ALPA — On September 14, 2005, US Airways Group, US Airways, America West Holdings and AWA reached agreement with the two ALPA-represented pilot groups at the separate airlines on a comprehensive agreement (the Transition Agreement) that will govern many merger-related aspects of the parties’ relationships until there is a single collective bargaining agreement covering all pilots. US Airways Group and US Airways entered into a letter of agreement which provides that US Airways’ pilots designated by ALPA will receive 1.25 million shares of US Airways Group common stock and options to purchase 1.1 million shares of US Airways Group common stock. The 1.25 million shares are drawn from the 8.21 million shares initially allocated to unsecured creditors in the Plan of Reorganization. ALPA will notify US Airways of the allocations to pilots designated to receive shares and options no later than 60 days after September 27, 2005. Shares will be issued to those pilots no later than 30 days after ALPA’s notification. The options will be issued according to the following schedule: the first tranche of 500,000 options will be issued on January 31, 2006, a second tranche of 300,000 options will be issued on January 31, 2007, and the third tranche of 300,000 options will be issued on January 31, 2008. The options will have a term of five years from date of issuance. The exercise price for each tranche of options will be the average of the closing price per share of US Airways common stock as reflected on the New York Stock Exchange for the 20 business day period prior to the applicable option issuance date. The letter of agreement also includes provisions restricting transfer of the options and governing anti-dilution. In connection with the negotiation of the Transition Agreement and the letter of agreement, US Airways also agreed with ALPA to eliminate an existing 1% pay reduction that would apply to all pilots as a result of a lump sum payment due to pilots recalled from furlough and agreed to pay $500,000 to resolve an outstanding grievance over pay credits for pilots assigned by US Airways to travel to and from certain duty assignments.
     While a significant amount of the Debtors’ liabilities were extinguished as a result of the discharge granted upon confirmation of the Plan of Reorganization, not all of the Debtors’ liabilities were subject to discharge. The types of obligations that the Debtors remain responsible for include those relating to their secured financings, aircraft financings, certain environmental liabilities and the continuing obligations arising under contracts and leases assumed by the Debtors, as well as allowed administrative claims. Allowed administrative claims consist primarily of the costs and expenses of administration of the Chapter 11 cases, including the costs of operating the Debtors’ businesses since filing for bankruptcy. The bankruptcy court set August 22, 2005 as the bar date by which creditors asserting administrative claims, other than administrative claims arising in the ordinary course of business, were required to be filed. The Debtors received a large number of administrative claims in response to this bar date, for timely filed claims as well as additional claims that were filed late without permission of the bankruptcy court. Included in these claims, however, are claims for amounts arising in the ordinary course that have either already been paid, or that are included in the Debtors’ business plan and budget to be paid in the ordinary course. Also included are claims that are duplicative, claims for which the Debtors believe there is no legal merit for a claim of any status, and claims that the Debtors believe may be valid as unsecured claims but are not entitled to administrative claims status. Accordingly, the Debtors believe that only a very small portion of the claims filed in response to the bar date for non-ordinary course administrative expense claims will actually be allowed in amounts exceeding the ordinary course expenditures already contained in the Debtors’ business plan. However, there can be no assurances that the aggregate amount of the claims ultimately allowed will not be material. To the extent any of these claims are allowed, they will generally be satisfied in full.

Results of Operations
     The following section pertains to activity included in the Company’s Condensed Statements of Operations and in “Selected Operating and Financial Statistics” below. Except where noted, operating statistics referred to below are for scheduled service only.
Three Months Ended September 30, 2005
Compared with the
Three Months Ended September 30, 2004
Operating Revenues — Mainline passenger revenues increased $22 million, or 1.8%, due to a 3.9% decrease in mainline revenue passenger miles (RPMs), which decreased revenue by $51 million, partially offset by a 5.8% increase in mainline yield, which increased revenue by $70 million. Express revenue increased $78 million, or 22%, primarily due to a 23.6% increase in RPMs. Cargo revenues decreased $6 million, or 20%, primarily due to lower freight volume. Other revenue remained relatively constant.
Operating Expenses — Operating expenses decreased by 2.3% on a capacity increase (as measured by available seat miles or ASMs) of 0.2%. Aircraft fuel and related costs increased 61.7% due to an increase in the average fuel price of 69.4%, partially offset by a 3.7% decrease in consumption. Salaries and related costs decreased 43.2% primarily due to lower wage and benefits rates as a result of the implementation of the cost-savings agreements achieved with each of the collective bargaining groups, including the termination of the Company’s defined benefit plans and the curtailment of postretirement benefits, as well as lower headcount as compared to the same period in 2004. Express expenses increased 20.2% reflecting an increase in purchased ASMs from US Airways Group’s regional airlines and as a result of higher fuel prices that were paid by the Company on capacity purchases. Other rent and landing fees decreased 8.0% due to decreases in space rent, partially offset by increases in landing fees. Aircraft rent remained relatively constant. Selling expenses decreased 17.2% as a result of a decrease in commissions and advertising expense. Aircraft maintenance increased 21.9% reflecting the shift to outside vendors to perform scheduled maintenance, partially offsetting a portion of the decrease to personnel expense described above. Depreciation and amortization decreased 21.7% as a result of 2005 asset sale and asset sale leaseback transactions. Other operating expenses increased by $1 million primarily due to increases in expenses associated with the redemption of Dividend Miles on partner airlines and management service fees, partially offset by reductions in insurance and ordinary course legal fees.
Nonoperating income (expense) — Nonoperating income (expense) increased by $668 million. Interest expense, net increased 26.9% as a result of increased interest expense on the ATSB Loan, including penalty interest incurred as a result of the Chapter 11 proceedings and interest associated with new regional jets. Reorganization items, net represent amounts incurred as a direct result of the Company’s Chapter 11 filing. The Company recorded a net $664 million reorganization gain in connection with its emergence from bankruptcy primarily related to the termination of its defined benefit pension plans and curtailment of its post retirement medical benefits and adjustments to reflect assets and liabilities at fair value, including a net write-down of goodwill of $1.82 billion. See also Note 4, “Reorganization Items” for additional information. Other, net remained relatively constant.
Provision for Income Taxes — The Company recorded an income tax benefit of $6 million in the third quarter of 2004 related to adjustments from estimates for certain state income taxes. No tax provision was recorded in the third quarter of 2005. The Company continues to record a full valuation allowance against its net deferred tax asset.

Nine Months Ended September 30, 2005
Compared with the
Nine Months Ended September 30, 2004
Operating Revenues — Mainline passenger revenues decreased $97 million, or 2.5%, due to a 3.1% decrease in mainline yield, which reduced revenue by $118 million, partially offset by a .6% increase in mainline RPMs, which increased revenue by $21 million. Express revenue increased $136 million, or 13%, due to a 33.3% increase in RPMs. Cargo revenues decreased $28 million, or 29.2%, primarily due to lower freight volume. Other revenue increased 6.1% primarily due to revenue generated through airline partner travel after the Company joined the Star Alliance in May 2004.
Operating Expenses — Operating expenses decreased by 0.7% on a capacity increase (as measured by ASMs) of 3.8%. Aircraft fuel and related costs increased 56.7% due to an increase in the average fuel price of 61.5%. Salaries and related costs decreased 37.8% primarily due to lower wage and benefits rates as a result of the implementation of the cost-savings agreements achieved with each of the collective bargaining groups, including the termination of the Company’s defined benefit plans and the curtailment of postretirement benefits, as well as lower headcount as compared to the same period in 2004. These reductions were partially offset by increases in expense for pilots’ long-term disability Express expenses increased 19.7% reflecting an increase in purchased ASMs from US Airways Group’s regional airlines and as a result of higher fuel prices that were paid by the Company on capacity purchases. Other rent and landing fees decreased 5.7% due to decreases in space rent, partially offset by increases in landing fees. Aircraft rent decreased 2.0% primarily due to new aircraft leases for regional jets delivered throughout 2004 and sale leaseback transactions in the second and third quarters of 2005. Selling expenses decreased 9.5% as a result of a decrease in commissions and advertising expense. Aircraft maintenance increased 14.5% reflecting the shift to outside vendors to perform scheduled maintenance, partially offsetting a portion of the decrease to personnel expense described above. Depreciation and amortization decreased 7.8% as a result of asset sale and asset sale leaseback transactions in the second and third quarters of 2005, reduced amortization associated with capitalized software, and a non-recurring write-off of an indefinite lived foreign slot in 2004, partially offset by increased depreciation associated with regional aircraft delivered throughout 2004 and a write-down of leasehold improvements at certain airports in the second quarter of 2005. Other operating expenses increased 3.9% primarily due to increases in expenses associated with the redemption of Dividend Miles on partner airlines, partially offset by a reduction in insurance expense. The second quarter of 2004 was favorably impacted by a $7 million reduction of expense related to a settlement with the Internal Revenue Service that had previously been fully reserved.
Nonoperating income (expense) — Nonoperating income (expense) increased by $565 million. Interest expense, net increased 35.4% as a result of increased interest expense on the ATSB Loan, including penalty interest incurred as a result of the current Chapter 11 proceedings and interest associated with new regional jets. Reorganization items, net represent amounts incurred as a direct result of the Company’s Chapter 11 filing. The Company recorded a net $636 million reorganization gain in connection with its emergence from bankruptcy primarily related to the termination of its defined benefit pension plans and curtailment of its post-retirement medical benefits and adjustments to reflect assets and liabilities at fair value, including a net write-down of goodwill of $1.82 billion. See also Note 4, “Reorganization Items” for additional information. Other, net decreased due to a credit of $13 million related to a business interruption insurance recovery recorded in 2004, foreign exchange losses in 2005 and unfavorable mark-to-market adjustments on certain stock options held by the Company.

Selected Operating and Financial Statistics

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
Mainline
Revenue passenger miles (RPM) (millions) (a)	10,255		10,666		30,629		30,455
Available seat miles (ASM) (millions) (b)	13,225		13,715		40,228		40,224
Passenger load factor (c)	77.5%		77.8%		76.1%		75.7%
Yield (d)	12.41	¢	11.73	¢	12.20	¢	12.59	¢
Passenger revenue per available seat mile	9.62	¢	9.12	¢	9.29	¢	9.53	¢
Total revenue per available seat mile	10.98	¢	10.47	¢	10.63	¢	10.87	¢

Passenger enplanements (in thousands)	10,110		10,443		31,465		31,366
No. of aircraft in operating fleet at period end	251		282		251		282
Fuel consumption (gallons in millions)	219		227		663		668
Average fuel price with related taxes	$1.88		$1.11		$1.68		$1.06
Average number of full-time equivalent employees	20,828		26,942		22,309		26,858

Operating cost per available seat mile	11.13	¢	11.59	¢	10.87	¢	11.47	¢
Operating cost per available seat mile excluding fuel	8.04	¢	9.74	¢	8.10	¢	9.71	¢

Express (e)
Revenue passenger miles (RPM) (millions) (a)	1,744		1,379		4,949		3,685
Available seat miles (ASM) (millions) (b)	2,694		2,108		7,708		5,900
Passenger load factor (c)	64.7%		65.4%		64.2%		62.5%
Total revenue per available seat mile	15.96	¢	16.70	¢	15.33	¢	17.73	¢
Operating cost per available seat mile	15.92	¢	16.94	¢	15.93	¢	17.39	¢

Total — Mainline and Express
Revenue passenger miles (millions)	11,999		12,045		35,578		34,140
Available seat miles (millions)	15,919		15,823		47,936		46,124
Passenger load factor	75.4%		76.1%		74.2%		74.0%
Total revenue per available seat mile	11.82	¢	11.30	¢	11.38	¢	11.75	¢
Operating cost per available seat mile	11.94	¢	12.30	¢	11.68	¢	12.23	¢

(a)	Revenue passenger mile (RPM) — A basic measure of sales volume representing one passenger flown one mile.

(b)	Available seat mile (ASM) — A basic measure of capacity representing is one seat flown one mile.

(c)	Passenger load factor — The percentage of aircraft seating that is actually utilized (RPMs / ASMs).

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles.

(e)	Express statistics encompass all wholly owned regional airline subsidiaries of US Airways Group, including Piedmont Airlines, PSA Airlines and Allegheny Airlines (through June 2004) and US Airways’ regional jet division, MidAtlantic Airways, as well as operating and financial results from capacity purchase agreements with Mesa Airlines, Chautauqua Airlines, Trans States Airlines, Air Wisconsin and Republic Airways.

Liquidity and Capital Resources
     As of September 30, 2005, US Airways’ cash, cash equivalents, short-term investments and restricted cash was $1.07 billion, of which $376 million was unrestricted. The merger of US Airways Group and America West Holdings created more than $1.7 billion in new liquidity from equity investments, a common stock offering, a convertible debt offering, cash infusions from commercial partners and asset-based financings.
     As discussed above in “Background” to Management’s Discussion and Analysis of Financial Condition and Results of Operations, the additional financing and liquidity obtained by US Airways Group to fund operations was critical to US Airways’ emergence from bankruptcy and the merger with America West Holdings. The $565 million of initial new equity investments in US Airways Group, and the exercise of the full amount of options for an additional equity of $113 million, has been provided by several investors. The public stock offering completed on September 30, 2005 provided an additional $180 million in net proceeds, and the convertible notes offering completed on September 30, 2005 provided additional net proceeds of $139 million. In addition, US Airways Group has received over $700 million of cash infusions from commercial partners, including approximately $455 million from an affinity credit card partner and a $250 million line of credit provided by Airbus, and approximately $100 million from asset-based financings or sales of aircraft, net after prepayments of US Airways’ ATSB Loan.
     As discussed above in “Mergers and Emergence Transactions” in “Background” to Management’s Discussion and Analysis of Financial Condition and Results of Operations, in connection with the Company’s emergence from bankruptcy and US Airways Group’s merger with America West Holdings, a number of the Company’s significant obligations were restructured, including the ATSB Loan and GE debt, lease and maintenance agreements. In addition, as noted in “Mergers and Emergence Transactions”, the Company guarantees US Airways Group’s new 7% Senior Convertible Notes, and plans to become party to the new affinity card agreement with Juniper and the credit card processing agreement with Chase. Also as noted in “Claims Resolution” above, US Airways issued a $10 million unsecured promissory note, guaranteed by US Airways Group, to the PBGC in connection with the settlement of the PBGC claims under the plan of reorganization. Additional terms of these transactions are discussed below.
ATSB Loans
     US Airways Group and America West Holdings each had loans outstanding guaranteed under the Air Transportation Safety and System Stabilization Act by the ATSB. In connection with the consummation of the merger, on September 27, 2005, US Airways, as borrower, entered into an Amended and Restated Loan Agreement with the ATSB. Also on September 27, 2005, AWA, as borrower, also entered into an Amended and Restated Loan Agreement. The ATSB Loans amend and restate the previously outstanding loans of both US Airways and AWA, each guaranteed in part by the ATSB.
     As of September 30, 2005, $583 million was outstanding under the US Airways ATSB Loan, of which $525 million was guaranteed by the ATSB under the Air Transportation Safety and System Stabilization Act. The US Airways ATSB Loan bears interest as follows:
•	90% of the US Airways ATSB Loan (Tranche A), the guaranteed portion of the loan, was funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that are held by the ATSB or by an assignee and are no longer subject to such commercial paper conduit program bear interest at LIBOR plus 40 basis points, and portions of Tranche A that are under certain circumstances assigned free of the ATSB guarantee bear interest at LIBOR plus 6.0%; and

•	10% of the US Airways ATSB Loan (Tranche B) bears interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0% from a current rate of LIBOR plus 4.0%.

     In addition, US Airways is charged an annual guarantee fee in respect of the ATSB guarantee equal to 6.0% of the guaranteed amount (initially $525 million). The US Airways ATSB Loan also reschedules amortization payments for US Airways with semi-annual payments beginning on March 31, 2007, and continuing through September 30, 2010.
     US Airways must pay down the principal of its loan with the first $125 million of net proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence. US Airways then retains the next $83 million of net proceeds from specified assets sales, and must pay 60% of net proceeds in excess of an aggregate of $208 million from specified asset sales to the ATSB. Any such asset sales proceeds up to $275 million are to be applied in order of maturity, and any such asset sales proceeds in excess of $275 million are to be applied pro rata across all maturities in accordance with the loan’s early amortization provisions. US Airways completed in excess of $125 million in asset sales prior to emergence from the Chapter 11 proceedings, satisfying the minimum prepayment requirement.
     The ATSB Loans require certain prepayments from the proceeds of specified asset sales by US Airways Group and the other loan parties, and US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents, less: (a) the amount of all outstanding advances by credit card processors and clearing houses in excess of 20% of the air traffic liabilities; (b) $250 million presumed necessary to fund a subsequent tax trust (to the extent not otherwise funded by US Airways Group); (c) $35 million presumed necessary to post collateral to clearing houses (to the extent not posted); and (d) any unrestricted cash or cash equivalents held in unperfected accounts; in an amount (subject to partial reduction under certain circumstances upon mandatory prepayments made with the net proceeds of future borrowings and issuances of capital stock) not less than:
•	$525 million through March 2006;

•	$500 million through September 2006;

•	$475 million through March 2007;

•	$450 million through September 2007;

•	$400 million through March 2008;

•	$350 million through September 2008; and

•	$300 million through September 2010.
     The terms of both amended and restated loans require US Airways Group to meet certain financial covenants, including minimum cash requirements and required minimum ratios of earnings before interest, taxes, depreciation, amortization and aircraft rent to fixed charges. As of September 30, 2005, US Airways Group and its subsidiaries, including US Airways, were in compliance with the covenants in their long-term debt agreements.
     On October 19, 2005, the ATSB sold its interest in the ATSB Loans to 13 fixed income investors. Terms associated with those loans remain unchanged. Subsequent to the sale, the ATSB no longer has any interest in the Company’s debt.
Airbus Term Loans
     On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (AFS), an affiliate of Airbus with commitments in initial aggregate amounts of up to $161 million and up to $89 million (collectively, the Airbus Loans). The Airbus Loans bear interest at a rate of LIBOR plus a margin, subject to adjustment, and have been recorded as an obligation of US Airways Group.
     On September 27, 2005, all of the Airbus $161 Million Loan and $14 million of the Airbus $89 Million Loan were drawn and are available for use for general corporate purposes. The remaining portion of the Airbus Loans is payable in multiple draws upon the occurrence of certain conditions, including the taking of delivery of certain aircraft, on the due dates for certain amounts owing to AFS or its affiliates to refinance such amounts, after payment of certain invoices for goods and services provided by AFS or its affiliates, or upon receipt by AFS of certain amounts payable in respect of existing aircraft financing transactions. The full amount of the Airbus Loans is expected to be available by the end of 2006.
     Amounts drawn upon the Airbus Loans are drawn first upon the Airbus $161 Million Loan until it has been drawn in its full amount, in which event the remaining portion of the $250 million total commitment will be drawn upon the Airbus $89 Million Loan. The amortization payments under the Airbus $161 Million Loan will become due in equal quarterly installments of $13 million beginning on March 26, 2008, with the final installment due on December 31, 2010. The outstanding principal amount of the Airbus $89 Million Loan will be forgiven in writing on December 31, 2010, or an earlier date, if on that date the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 Million Loan have been paid in full.
Airbus Purchase Commitments
     On September 27, 2005, US Airways Group, US Airways and AWA entered into an Airbus A350 Purchase Agreement with Airbus. This agreement provides for the delivery of 20 A350 aircraft during the period 2011 through 2014. The agreement contains terms and conditions with respect to aircraft price, escalation, payment terms and pre-delivery payments, inspection and certification, technical acceptance, excusable and inexcusable delays, warranties and service life policy, patent and copyright indemnity, technical data and training aids, training, supplier product support, indemnities and insurance, assignments and transfers, and termination events. Airbus also agreed to provide backstop financing with respect to a substantial number of these A350 aircraft.
     On September 27, 2005, US Airways Group entered into Amendment 16 to the A319/A320/A321 Purchase Agreement dated as of October 31, 1997 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of 19 firm order A320 family aircraft for delivery during the period 2009 and 2010. The amendment also modifies other provisions of the Purchase Agreement relating to the deletion of certain aircraft cancellation rights and the rescheduling of aircraft.
     On September 27, 2005, US Airways Group entered into Amendment 10 to the A330/340 Purchase Agreement dated as of November 24, 2998 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of ten firm order A330-200 aircraft for delivery during the period 2009 and 2010 and allows for cancellation in the event that US Airways takes certain deliveries under the A350 Purchase Agreement described above. Other provisions of the Purchase Agreement which have been modified by the amendment relate to the application of existing pre-delivery payments, adjustments to various cancellation rights and the cancellation of the right for additional A330 aircraft.
     In connection with the restructuring of aircraft firm orders, US Airways and America West Holdings were required to pay an aggregate non-refundable restructuring fee which was paid by means of set-off against existing equipment purchase deposits of US Airways Group and America West Holdings held by Airbus. The US Airways restructuring fee of $39 million has been recorded as a reorganization expense in the accompanying Statement of Operations. The America West Holdings restructuring fee was $50 million.
Asset Based Financings
     During the third quarter of 2005, the Company executed flight equipment asset sale and sale-leaseback transactions resulting in net proceeds of $77 million and a reduction in aircraft related debt of $166 million. The Company was required to use $125 million of these proceeds to pay down the US Airways ATSB Loan. Additionally during the third quarter, the Company received net proceeds of $51 million in an agreement to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. Subsequent to September 30, 2005, the Company executed additional flight equipment asset sale and sale-leaseback transactions resulting in net cash proceeds of $108 million and a reduction in aircraft related debt of $394 million.

Statement of Cash Flows Narrative
     For the first nine months of 2005, the Company’s operating activities before reorganization items used net cash of $277 million, compared to operating activities for the nine months ended September 30, 2004, which provided net cash of $41 million. Cash flows for 2005 were adversely affected by higher interest expense and significant increases in fuel prices. Operating cash flows during the nine months ended September 30, 2005 included the use of $85 million for reorganization items, including $24 million of severance and benefit payments.
     For the first nine months of 2005, net cash used for investing activities was $28 million due to an increase in restricted cash of $69 million and $47 million of capital expenditures offset by proceeds from asset sales of $88 million. The increase in restricted cash reflects additional collateral deposits related to the Company’s third-party credit card processors. The Company, in the ordinary course of business, withholds from employees and collects from passengers funds that are required to be paid to applicable governmental authorities, which include withholding for payroll taxes, transportation excise taxes, passenger facility charges, transportation security charges and other related fees, and has established trust accounts to fund these obligations. Subsequent to the merger, these trusts are being phased out. Capital expenditures primarily relate to the acquisition of regional jets. Proceeds from asset sales primarily relates to the aircraft sale and sale leaseback transactions. For the first nine months of 2004, investing activities included net cash outflows of $67 million related to capital expenditures and net equipment purchase deposit activity. This amount reflects the early return of aircraft purchase deposits by an aircraft manufacturer of $31 million earlier in the year. The decrease in short-term investments of $278 million reflects a shift to cash and cash equivalents. The increase in restricted cash during both periods reflects additional collateral deposits related to the Company’s credit card processors, letters of credit and trust accounts, partially offset by the decline in the cash collateral required for fuel hedging.
     Net cash provided by financing activities during the nine months ended September 30, 2005 was $32 million. Principal payments on debt and capital lease obligations of $233 million include $135 million in prepayments on the US Airways ATSB Loan with proceeds from sales of assets. Total proceeds from issuance of debt of $265 million includes $125 million under the debtor in possession loan provided by Eastshore, which converted to shares of common stock of US Airways Group upon emergence from bankruptcy, and $51 million of proceeds from the financing of certain of the Company’s commuter slots at Reagan National Airport and LaGuardia Airport. Net cash used for financing activities during the nine months ended September 30, 2004 was $332 million. Principal payments on long-term debt and capital lease obligations of $396 million include the $250 million prepayment made in connection with the US Airways ATSB Loan amendment in March 2004.
     During the nine months ended September 30, 2005, as a result of the non-cash sale-leaseback of assets securing the 2003 GE Liquidity Facility, the 2001 GE Credit Facility and other mortgage-debt financed regional aircraft under the GE Merger MOU, the Company recorded a reduction to flight equipment, net of $517 million and a reduction to debt of $624 million. During the nine months ended September 30, 2005, the Company sold aircraft in exchange for the assumption of $167 million of debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company’s control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including:
•	the impact of political instability on crude production, especially in Russia and OPEC countries;

•	unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries as evidenced in the third quarter of 2005 when Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along certain portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished;

•	unpredicted increases to oil demand due to weather or the pace of economic growth;

•	inventory levels of crude, refined products and natural gas; and

•	other factors, such as the relative fluctuation between the U.S. dollar and other major currencies and influence of speculative positions on the futures exchanges.
     Because the operations of US Airways are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect US Airways’ liquidity, results of operations and financial condition. Given forecasted fuel consumption of approximately of 1.1 billion gallons per year for the Company, a one cent per gallon increase in fuel price results in a $1 million per month increase in expense.
     The Company, from time to time, has utilized financial derivatives, including fixed price swap agreements, collar structures and other similar instruments to manage some of the risk associated with changes in aviation fuel prices. As of September 30, 2005, the Company had no open fuel hedge positions in place. The Company previously liquidated hedges representing approximately 4% of its 2005 anticipated fuel requirements and recognized a $17 million reduction to fuel expense for the nine months ended September 30, 2005. The Company recognized a one-time gain of $6 million related to unrecognized fuel hedge gains due to fresh-start accounting.
     There have been no other material changes to US Airways’ disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Changes in internal control over financial reporting.
     There has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company will face significant challenges in integrating procedures and operations in a timely and efficient manner and retaining key personnel. Management will continue to evaluate its internal control over financial reporting as it executes merger integration activities as it is possible that integration activities could materially affect the Company’s internal control over financial reporting.
Limitation on the effectiveness of controls.
     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2005.
Part II. Other Information
Item 1. Legal Proceedings
     On September 12, 2004, US Airways Group and its domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the 2004 Bankruptcy). On September 16, 2005, the Bankruptcy Court issued an order confirming the Plan of Reorganization submitted by the Debtors, and on September 27, 2005, the Debtors emerged from the 2004 Bankruptcy. The court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim value.
     On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against the parent company of American Airlines in December 2003. This action was stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. The case remains stayed.
     The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the bankruptcy case filed on August 11, 2002 (the 2002 Bankruptcy). The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia Airport. US Airways’ liability and defenses to this liability were unaffected by the 2002 Bankruptcy. In connection with the 2004 Bankruptcy, the Port Authority filed a proof of claim in the amount of approximately $24 million again alleging environmental contamination and building deficiencies at LaGuardia Airport, of which approximately $2 million is related to alleged environmental contamination.
     On January 7, 2003, the IRS issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the USLM matter). On February 5, 2003, the IRS filed a proof of claim with the bankruptcy court in connection with the 2002 Bankruptcy asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005 the IRS filed a motion for relief from the automatic stay seeking to setoff against approximately $4 million of tax refunds due to the Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the IRS filed an amended motion continuing to seek relief for the $4 million setoff. A hearing has been set for December 15, 2005 on this matter. The Debtors are in the process of analyzing the IRS’ amended motion.
     Williard, Inc., together with the joint venture of Williard, Inc. and Len Parker Associates, was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard, Inc. and the joint venture sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company, LLC alleged that it purchased the claims of Williard, Inc. After a trial, the bankruptcy court in the 2002 Bankruptcy, on June 7, 2004, determined the value of the Limbach Company and the joint venture claims to be approximately $3 million. Limbach Company and the joint venture are challenging on appeal various rulings of the bankruptcy court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal. Limbach Company and the joint venture have filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development and received permission to include US Airways as a co-defendant, provided that Limbach Company and the joint venture did not make any claims against US Airways in that action. In the lawsuit against the City of Philadelphia and the Philadelphia Authority for Industrial Development, Limbach Company and the joint venture are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City of Philadelphia and the Philadelphia Authority for Industrial Development. These rulings are subject to appeal at a later date. On May 21, 2004, the City of

Philadelphia and the Philadelphia Authority for Industrial Development filed a Motion for Summary Judgment seeking dismissal of the lawsuit. In July 2005, the court granted the Motion for Summary Judgment. Limbach Company and the joint venture have appealed the decision. Should Limbach Company and/or the joint venture recover in the Philadelphia action against the City of Philadelphia and the Philadelphia Authority for Industrial Development, that award would be paid at 100 cents on the dollar. US Airways may have an obligation to indemnify the City of Philadelphia and the Philadelphia Authority for Industrial Development under its agreements related to the airport development, although these agreements have neither been assumed nor rejected as part of the 2004 Bankruptcy. If the agreements are assumed, any recovery by Limbach Company and/or the joint venture against the City of Philadelphia and the Philadelphia Authority for Industrial Development could result in an indemnification claim that US Airways may have to pay at full value. Proceedings in the bankruptcy court related to the claims in the 2002 Bankruptcy remain stayed by the 2004 Bankruptcy filing.
     US Airways Group and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan in May 1999. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, US Airways Group and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta Air Lines and Northwest Airlines filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest Airlines’ and Delta Air Lines’ petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The action was stayed as to US Airways during the 2002 Bankruptcy and again during the 2004 Bankruptcy. On April 29, 2005, Northwest Airlines and Delta Air Lines filed a renewed motion for summary judgment on all counts. That motion was denied. Delta Air Lines and Northwest Airlines filed two additional motions: one seeking decertification of the class and the other seeking dismissal of all class members who received ticket refunds. While those motions were pending, Delta Air Lines and Northwest Airlines filed for bankruptcy. The federal district court has now deactivated the case because of the bankruptcy filings.
     On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998, by the Pennsylvania Department of Environment Protection against Allegheny County, Pennsylvania, and the Allegheny County Aviation Administration alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport violated the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Pittsburgh International Airport, (b) the Pittsburgh International Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the Pennsylvania Department of Environment Protection advised Allegheny County and US Airways that the Department of Environment Protection will require additional measures to be taken to control de-icing materials at the Pittsburgh International Airport, and will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The Allegheny County Aviation Administration, US Airways and the Pennsylvania Department of Environment Protection have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. US Airways Group does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.
     On October 7, 2005, 240 pilots employed by the MidAtlantic division of US Airways, filed a complaint in the federal district court for the Eastern District of New York against ALPA, US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC and AWA, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways pilots pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against the airline defendants include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under the Racketeering Influenced and Corrupt Organizations Act. Plaintiffs’ complaint requests $2 billion in damages from the airline defendants and injunctive relief.
     On October 12, 2005, Bank of America, N.A., which is the issuing bank of the US Airways frequent flier program credit card and also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in Newcastle County, against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flier credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flier credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flier credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgement on the breach of contract claim against US Airways.
Item 6. Exhibits

Exhibit No.	Description

2.1	Letter Agreement, dated as of July 7, 2005, by and among US Airways Group, Inc., America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation Holdings, inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to US Airways Group’s Registration Statement on Form S-4 filed on August 8, 2005)

4.1	Indenture, dated as of September 30, 2005, between US Airways Group, Inc., the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Form 8-K filed on October 3, 2005)

4.2	Registration Rights Agreement, dated as of September 30, 2005, between US Airways Group, Inc., America West Airlines, Inc. and US Airways, Inc., as guarantors, and the initial purchaser named therein (incorporated by reference to Exhibit 4.2 to US Airways Group’s Form 8-K filed on October 3, 2005)

10.1	Amended and Restated Loan Agreement, dated as of September 27, 2005, by and among US Airways, Inc., US Airways Group, Inc., the affiliates of US Airways, Inc. party thereto, the lenders from time to time party thereto, Citibank, N.A., as Agent, Citicorp North America, Inc., as Govco Administrative Agent, Wilmington Trust Company, as Collateral Agent, and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 of US Airways Group’s Form 10-Q for the quarter ended September 30, 2005)

Exhibit No.	Description

10.2*	Loan Agreement, dated as of September 27, 2005, by and among US Airways, Inc., America West Airlines, Inc., US Airways Group, Inc., as guarantor, Airbus Financial Services, as Initial Lender and Loan Agent, and Wells Fargo Bank Northwest, National Association, as Collateral Agent, with commitments in an initial aggregate amount of $161,000,000 (incorporated by reference to Exhibit 10.3 of US Airways Group’s Form 10-Q for the quarter ended September 30, 2005)

10.3*	Loan Agreement, dated as of September 27, 2005, by and among US Airways, Inc., America West Airlines, Inc., US Airways Group, Inc., as guarantor, Airbus Financial Services, as Initial Lender and Loan Agent, and Wells Fargo Bank Northwest, National Association, as Collateral Agent, with commitments in an initial aggregate amount of $89,000,000 (incorporated by reference to Exhibit 10.4 of US Airways Group’s Form 10-Q for the quarter ended September 30, 2005)

10.4*	Airbus A350 Purchase Agreement, dated as of September 27, 2005, by and among AVSA, S.A.R.L. and US Airways, Inc., America West Airlines, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 10.5 of US Airways Group’s Form 10-Q for the quarter ended September 30, 2005)

10.5*	Amendment No. 16, dated as of September 27, 2005, to the Airbus A319/A320/A321 Purchase Agreement, dated as of October 31, 1997, between US Airways Group, Inc. and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 of US Airways Group’s Form 10-Q for the quarter ended September 30, 2005)

10.6*	Amendment No. 10, dated as of September 27, 2005, to the Airbus A330/A340 Purchase Agreement, dated as of November 24, 1998, between US Airways Group, Inc. and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 of US Airways Group’s Form 10-Q for the quarter ended September 30, 2005)

10.7	Investment Agreement, dated as of July 7, 2005, by and among US Airways Group, Inc., America West Holdings Corporation, Tudor Proprietary Trading, L.L.C. and certain investors listed on Schedule I thereto for which Tudor Investment Corp. acts as investment Advisor (incorporated by reference to Exhibit 10.1 to America West Holdings’ Form 8-K filed on July 13, 2005)

10.8*	Assignment and First Amendment to America West Co-Branded Card Agreement, dated as of August 8, 2005, by and among US Airways Group, Inc., America West Airlines, Inc. and Juniper Bank (incorporated by reference to Exhibit 10.110 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 10, 2005)

10.9*	First Amendment to Merchant Services Bankcard Agreement, dated as of August 8, 2005, by and among America West Airlines, Inc., JPMorgan Chase Bank, N.A. and Chase Merchant Services, L.L.C. (incorporated by reference to Exhibit 10.111 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 10, 2005)

10.10	Letter Agreement dated September 16, 2005 by and among US Airways Group, Inc., America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation Holdings, inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 10.11 of US Airways Group’s Form 10-Q for the quarter ended September 30, 2005)

10.11+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Form 8-K filed on October 6, 2005)

Exhibit No.	Description

31.1	Certification of US Airways Inc.’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of US Airways, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of US Airways Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(+)	Represents a management contract or compensatory plan or arrangement.

(*)	The Company has sought confidential treatment for portions of the referenced exhibit.
Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Airways, Inc. (Registrant)
Date: November 9, 2005	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of US Airways Inc.’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of US Airways, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of US Airways Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002