Form 10-Q
period 2007-03-31
US AIRWAYS INC; US AIRWAYS GROUP INC; AMERICA WEST AIRLINES INC
filed 2007-04-26
CIK 714560, 701345, 706270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
US Airways Group, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8444)
54-1194634 (IRS Employer Identification No.)
111 West Rio Salado Parkway, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)
America West Airlines, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 0-12337)
86-0418245 (IRS Employer Identification No.)
4000 East Sky Harbor Blvd., Phoenix, Arizona 85034
(Address of principal executive offices, including zip code)
US Airways, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8442)
53-0218143 (IRS Employer Identification No.)
111 West Rio Salado Parkway, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)
(480) 693-0800
(Registrants’ telephone number, including area code)
Delaware
(State of Incorporation of all Registrants)
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

US Airways Group, Inc.	Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
America West Airlines, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑
US Airways, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

US Airways Group, Inc.	Yes	☐	No	☑
America West Airlines, Inc.	Yes	☐	No	☑
US Airways, Inc.	Yes	☐	No	☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes	☑	No	☐
US Airways, Inc.	Yes	☑	No	☐
As of April 20, 2007, there were approximately 91,418,385 shares of US Airways Group, Inc. common stock outstanding.
As of April 20, 2007, America West Airlines, Inc. had 1,000 shares of Class B common stock outstanding, all of which were held by America West Holdings Corporation.
As of April 20, 2007, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2007

     This combined Quarterly Report on Form 10-Q is filed by US Airways Group, Inc. (“US Airways Group”) and its direct and indirect wholly owned subsidiaries US Airways, Inc. (“US Airways”) and America West Airlines, Inc. (“AWA”). AWA is a wholly owned subsidiary of America West Holdings Corporation (“America West Holdings”), which is a wholly owned subsidiary of US Airways Group. References in this Form 10-Q to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.
Note Concerning Forward-Looking Statements
     Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding our outlook, expected fuel costs, the revenue environment, and our expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings and US Airways Group, including future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A “Risk Factors”, and the following:
•	the impact of high fuel costs, significant disruptions in the supply of aircraft fuel and further significant increases to fuel prices;

•	our high level of fixed obligations and our ability to obtain and maintain financing for operations and other purposes;

•	our ability to achieve the synergies anticipated as a result of the merger and to achieve those synergies in a timely manner;

•	our ability to integrate the management, operations and labor groups of US Airways Group and America West Holdings;

•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations;

•	the impact of global instability, including the current instability in the Middle East, the continuing impact of the military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events that affect travel behavior;

•	reliance on automated systems and the impact of any failure or disruption of these systems;

•	the impact of future significant operating losses;

•	changes in prevailing interest rates;

•	our ability to obtain and maintain commercially reasonable terms with vendors and service providers and our reliance on those vendors and service providers;

•	security-related and insurance costs;

•	changes in government legislation and regulation;

•	our ability to use pre-merger NOLs and certain other tax attributes;

•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;

•	continued existence of prepetition liabilities;

•	interruptions or disruptions in service at one or more of our hub airports;

•	weather conditions;

•	our ability to maintain adequate liquidity;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to operate pursuant to the terms of our financing facilities (particularly the financial covenants);

•	our ability to attract and retain customers;

•	the cyclical nature of the airline industry;

•	our ability to attract and retain qualified personnel;

•	economic conditions; and

•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.
     All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A herein. There may be other factors not identified above, or in Part II, Item 1A herein, of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-Q.
Part I. Financial Information
     This combined Form 10-Q is filed by US Airways Group, AWA and US Airways and includes the financial statements of each company in Item 1A, Item 1B and Item 1C, respectively.

     Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(in millions, except share and per share amounts)
(unaudited)

	Three Months
	Ended March 31,
	2007	2006
Operating revenues:
Mainline passenger	$1,906	$1,811
Express passenger	609	611
Cargo	37	37
Other	180	173

Total operating revenues	2,732	2,632
Operating expenses:
Aircraft fuel and related taxes	550	555
Gain on fuel hedging instruments, net	(54)	(28)
Salaries and related costs	527	503
Express expenses	620	615
Aircraft rent	180	185
Aircraft maintenance	165	138
Other rent and landing fees	128	140
Selling expenses	106	107
Special items, net	39	(44)
Depreciation and amortization	44	45
Other	311	291

Total operating expenses	2,616	2,507
Operating income	116	125
Nonoperating income (expense):
Interest income	40	26
Interest expense, net	(71)	(75)
Other, net	(16)	(12)

Total nonoperating expense, net	(47)	(61)
Income before income taxes and cumulative effect of change in accounting principle	69	64
Income tax provision	3	—

Income before cumulative effect of change in accounting principle	66	64
Cumulative effect of change in accounting principle, net	—	1

Net income	$66	$65

Earnings per common share:
Basic:
Before cumulative effect of change in accounting principle	$0.73	$0.79
Cumulative effect of change in accounting principle	—	0.01

Earnings per share	0.73	0.80
Diluted:
Before cumulative effect of change in accounting principle	$0.70	$0.75
Cumulative effect of change in accounting principle	—	0.01

Earnings per share	0.70	0.76
Shares used for computation (in thousands):
Basic	91,363	81,679
Diluted	96,223	93,362
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except share amounts)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$871	$1,116
Short-term investments	1,655	1,249
Restricted cash	2	1
Accounts receivable, net	479	388
Materials and supplies, net	224	223
Prepaid expenses and other	477	377

Total current assets	3,708	3,354
Property and equipment
Flight equipment	2,103	2,051
Ground property and equipment	622	598
Less accumulated depreciation and amortization	(625)	(583)

	2,100	2,066
Equipment purchase deposits	53	48

Total property and equipment	2,153	2,114
Other assets
Goodwill	628	629
Other intangibles, net	548	554
Restricted cash	736	666
Other assets, net	222	259

Total other assets	2,134	2,108

Total assets	$7,995	$7,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of debt and capital leases	$100	$95
Accounts payable	411	454
Air traffic liability	1,255	847
Accrued compensation and vacation	155	262
Accrued taxes	218	181
Other accrued expenses	922	873

Total current liabilities	3,061	2,712
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,901	2,907
Deferred gains and credits	201	205
Postretirement benefits other than pensions	188	187
Employee benefit liabilities and other	595	595

Total noncurrent liabilities and deferred credits	3,885	3,894
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized,91,831,735 and 91,417,742 shares issued and outstanding at March 31, 2007; 91,697,896 and 91,283,903 shares issued and outstanding at December 31, 2006	1	1
Additional paid-in capital	1,514	1,501
Accumulated other comprehensive income	3	3
Accumulated deficit	(456)	(522)
Treasury stock, common stock, 413,993 shares at March 31, 2007 and December 31, 2006	(13)	(13)

Total stockholders’ equity	1,049	970

Total liabilities and stockholders’ equity	$7,995	$7,576

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$322	$211
Cash flows from investing activities
Capital expenditures	(86)	(86)
Purchase of short-term investments	(908)	(256)
Sales of short-term investments	503	97
Increase in long-term restricted cash	(70)	(215)
Proceeds from disposition of assets	3	1
Increase in equipment deposits	(5)	—

Net cash used for investing activities	(563)	(459)
Cash flows from financing activities
Repayments of debt	(1,629)	(1,116)
Proceeds from issuance of debt	1,622	1,225
Proceeds from issuance of common stock, net	3	1

Net cash provided by (used for) financing activities	(4)	110
Net decrease in cash and cash equivalents	(245)	(138)

Cash and cash equivalents at beginning of period	1,116	1,125

Cash and cash equivalents at end of period	$871	$987

Non-cash investing and financing activities
Notes payable cancelled under aircraft purchase agreement	$—	$4
Supplemental information
Cash paid for interest, net of amounts capitalized	$79	$68
Income taxes paid	1	—
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation and summary of significant accounting policies
     The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Principal subsidiaries include US Airways, Inc. (“US Airways”), America West Airlines, Inc. (“AWA”), Piedmont Airlines, Inc. (“Piedmont”) and PSA Airlines, Inc. (“PSA”). All significant intercompany accounts and transactions have been eliminated. US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and Material Services Company (“MSC”) (collectively, the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) on September 12, 2004. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter of agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.
     Certain prior year amounts have been reclassified to conform with the 2007 presentation, including fuel costs from US Airways Group’s wholly owned subsidiary, MSC. MSC sells fuel to Mesa Airlines (“Mesa”), an independent Express carrier, specifically for use on US Airways Express flights operated by Mesa under a regional airline alliance agreement at a price that approximates MSC’s cost. Mesa in turn bills back US Airways Group under that agreement at the same cost billed by MSC. The costs associated with the regional airline alliance agreement, including fuel, were recorded as Express expenses. In the third quarter of 2006, the Company concluded that the net method of reporting the revenue and expense for the MSC fuel sales better reflects the nature of these transactions. Accordingly, the cost of the MSC fuel sales previously reflected in other operating expenses has been netted against the related revenue reported in other revenues. The expense associated with MSC fuel sales of $17 million for the three month period ended March 31, 2006, respectively, has been netted against the related other revenue. These changes have no impact on either operating income or net income or loss for the first quarter of 2006.
     Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the frequent traveler programs and the estimates of fair value for assets and liabilities established in purchase accounting.
     There was no activity within other comprehensive income for the three months ended March 31, 2007 and 2006. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholders’ equity.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company adopted EITF 06-3 during the first quarter of 2007. US Airways Group collects various excise taxes on its ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. The Company currently uses the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 did not have any material impact on the Company’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. As part of US Airways’ bankruptcy filings, the Internal Revenue Service and various state jurisdictions filed proofs of claim. Upon its emergence from bankruptcy, US Airways had established reserves for all IRS claims and state income tax claims as of the date of the bankruptcy filing on September 2004. All creditors, including the IRS and state and local taxing jurisdictions, had to timely file a proof of claim to support any tax deficiencies per the tax authority records. On February 15, 2007, US Airways and the IRS agreed to settle the IRS’s outstanding proofs of claim for $7 million dollars. As of the end of the first quarter, the Company had remaining reserves of less than $1 million related to uncertain tax positions.
     All federal and state tax filings for US Airways Group and its subsidiaries as of December 31, 2005 have been timely filed. There are currently no federal or state audits in process. US Airways last federal income tax audit closed all tax years through December 31, 2002. AWA’s tax years through 2001 were closed by a signed IRS Form 870 on March 1, 2006. AWA’s tax year 2002 was closed by operation of the statute of limitation expiring and there were no extensions filed.
2. Special items, net
     Special items as shown on the condensed consolidated statements of operations include the following charges (credits) for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months
	Ended March 31,
	2007	2006
Airbus restructuring (a)	$—	$(90)
Merger related transition expenses (b)	39	46

Special items, net	$39	$(44)

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with the terms of the Airbus loans. As a result, the Company recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the merger, the Company incurred $39 million of transition and merger integration costs in the first quarter of 2007. These items included $9 million in training and related expenses; $8 million in equity awards; $7 million of aircraft livery costs; $11 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings; $1 million in employee moving expenses; $2 million related to the reservation system migration expense and $1 million of other expenses.

In connection with the merger, the Company incurred $46 million of transition and merger integration costs in the first quarter of 2006. These items included $21 million in personnel costs primarily for severance, retention payments and stock awards; $7 million in merger related aircraft lease return expenses; $6 million of aircraft livery costs; $4 million in professional and technical fees; $3 million in continuing professional fees associated with US Airways’ bankruptcy proceedings; $3 million in employee moving expenses; $1 million of transition-related sales and marketing program expenses and $1 million of other expenses.
3. Earnings per share
     Basic earnings per share (“EPS”) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding employee stock options, employee stock appreciation rights, employee restricted stock units, warrants and convertible debt. The following table presents the computation of basic and diluted EPS for the three months ended March 31, 2007 and 2006 (in millions, except share and per share amounts):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$66	$64
Cumulative effect of change in accounting principle	—	1

Net income	$66	$65

Weighted average common shares outstanding (in thousands)	91,363	81,679

Basic earnings per share:
Before cumulative effect of change in accounting principle	$0.73	$0.79
Cumulative effect of change in accounting principle	—	0.01

Net earnings per share	$0.73	$0.80

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$66	$64
Cumulative effect of change in accounting principle	—	1

Net income	66	65
Interest expense on 7.5% convertible senior notes	—	3
Interest expense on 7.0% senior convertible notes	1	3

Income for purposes of computing diluted earnings per share	$67	$71

Share computation (in thousands):
Weighted average common shares outstanding	91,363	81,679
Dilutive effect of stock awards and warrants	1,810	1,863
Assumed conversion of 7.5% convertible senior notes	—	3,860
Assumed conversion of 7.0% senior convertible notes	3,050	5,960

Weighted average common shares outstanding as adjusted	96,223	93,362

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$0.70	$0.75
Cumulative effect of change in accounting principle	—	0.01

Earnings per share	$0.70	$0.76

     For the three months ended March 31, 2007, 814,473 stock options and stock appreciation rights are not included in the computation of diluted EPS because the exercise prices were greater than the average market price of common stock for the period. In addition, 29,500 performance-based restricted stock unit awards were excluded as the performance conditions had not been met as of March 31, 2007.
     For the three months ended March 31, 2006, 2,026,092 stock options and stock appreciation rights are not included in the computation of diluted EPS because the exercise prices were greater than the average market price of common stock for the period. In addition, 56,500 performance-based restricted stock unit awards were excluded as the performance conditions had not been met as of March 31, 2006.

4. Stock options
     Agreements with ALPA — US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of the Company’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65 and the second tranche of 300,000 stock options was granted on January 31, 2007 with an exercise price of $56.90, the average market price for the 20 business days preceding the option issuance date. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of our plans.
     The per share fair value of the ALPA pilot stock options granted on January 31, 2006 and 2007 were $17.11 and $18.02, respectively, calculated using a Black-Scholes option pricing model with the following assumptions:

	2007	2006
Risk free interest rate	4.9%	4.4%
Expected dividend yield	—%	—%
Expected life	2.0 years	5.0 years
Volatility	53.0%	69.8%
     The Company’s net income for the three months ended March 31, 2007 includes $5 million of compensation costs related to the ALPA stock option grant. As of March 31, 2007, there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date.
5. Debt
     The following table details US Airways Group’s debt as of March 31, 2007 (in millions). Variable interest rates listed are the rates as of March 31, 2007 unless noted.

	March 31,	December 31,
	2007	2006
Secured
Citicorp North America loan, variable interest rate of 7.85%, installments due through maturity	$1,600	$—
General Electric Capital Corporation loan	—	1,250
Equipment notes payable, variable interest rates of 6.89% to 9.65%	1,249	1,258
Slot Financing, interest rate of 8%, installments due through 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	43	41
Senior secured discount notes, variable interest rate 8.73%, installments due 2005 through 2009	33	33
GE Credit Facility	—	21
Capital Lease Obligations, computer software, installments due through 2008	2	2

	2,974	2,652

Unsecured
7% senior convertible notes, interest only payments until due in 2020	74	74
GE Engine Maintenance Term Note, variable interest of 9.38%, installments due 2008 through 2011	45	45
Industrial development bonds, fixed interest rate of 6.3% due 2023	29	29
Juniper prepaid miles	—	325
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	158	483

Total long-term debt and capital lease obligations	3,132	3,135
Less: Unamortized discount on debt	(131)	(133)
Current maturities	(100)	(95)

Long-term debt and capital lease obligations, net of current maturities	$2,901	$2,907

     Refinancing Transaction — On March 23, 2007, US Airways Group entered into a new term loan credit facility (the “New Credit Facility”) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.6 billion. AWA, US Airways and certain other subsidiaries of US Airways Group are guarantors of the New Credit Facility.
     The proceeds of the New Credit Facility were used to repay in full the following indebtedness:

•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with General Electric Capital Corporation (“GECC”) and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loan was $1.25 billion.

•	The Juniper pre-paid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC. At the time of the repayment, the total outstanding balance was $325 million.

•	The credit facility with GECC, amended in July 2005 with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.
     The New Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the New Credit Facility may be adjusted based on the credit rating for the New Credit Facility as follows: (i) if the credit ratings of the New Credit Facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted New Credit Facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the New Credit Facility principal balance, and (ii) if the credit ratings of the New Credit Facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on the closing date, then (A) the applicable LIBOR margin would be 2.00% and (B) the applicable index margin will be 1.00%.
     The New Credit Facility matures on March 23, 2014, and is repayable in seven annual installments, with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
     In addition, the New Credit Facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The New Credit Facility requires US Airways Group to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. The Company capitalized $4 million of debt issuance costs consisting principally of New Credit Facility arrangement fees which will be amortized over the life of the loan. The Company recorded a nonoperating expense of $18 million related to the write-off of unamortized debt issuance costs for the $1.25 billion GECC loan. At March 31, 2007, the Company was in compliance with all debt covenants.
6. Bankruptcy claims resolution
     Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.6 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline passed on September 15, 2006. As of March 31, 2007, there were approximately $358 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.
7. Income Taxes
     As of December 31, 2006, the Company had $980 million of net operating loss carryforwards (“NOL”) to reduce future taxable income. Of this amount, $795 million is available to reduce federal taxable income in the calendar year 2007. The Company’s deferred tax asset, which includes the $795 million of NOL discussed above, has been subject to a fully valuation allowance.
     In the first quarter of 2007, the Company used federal NOL to reduce its income tax obligation. Utilization of this NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation was established through the recognition of tax expense, the decrease in the valuation allowance offsets the Company’s tax provision dollar for dollar.
     The Company recorded $3 million of tax provision in the first quarter of 2007, which included $1 million of Alternative Minimum Tax liability (“AMT”) expense and $2 million of state tax expense.
     The Company expects to be subject to AMT for the full year 2007. In most cases the recognition of AMT does not result in tax expense. However, since the Company’s net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense.
     In the first quarter of 2007, US Airways utilized state NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance reduced goodwill instead of the provision for income taxes. Accordingly, the Company recognized $1 million of non-cash state income tax expense in quarter. The Company also recorded $1 million of state income tax related to certain states where NOL was not available to be used, in the first quarter of 2007.

8. Express expenses
     Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express, and expenses associated with AWA’s regional alliance agreement with Mesa are classified as Express expenses on the condensed consolidated statements of operations. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete, and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended
	March 31,
	2007	2006
Aircraft fuel and related taxes	$153	$172
Salaries and related costs	37	44
Capacity purchases	218	208
Aircraft rent	2	9
Aircraft maintenance	22	20
Other rent and landing fees	28	32
Selling expenses	35	35
Depreciation and amortization	6	6
Other expenses	119	89

Express expenses	$620	$615

Item 1B. Condensed Consolidated Financial Statements of America West Airlines, Inc.
America West Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in millions)

	Three Months
	Ended March 31,
	2007	2006
Operating revenues:
Mainline passenger	$661	$652
Express passenger	148	153
Cargo	6	9
Other	51	47

Total operating revenues	866	861
Operating expenses:
Aircraft fuel and related taxes	202	205
Gain on fuel hedging instruments, net	(54)	(28)
Salaries and related costs	174	174
Express expenses	145	145
Aircraft rent	83	86
Aircraft maintenance	66	52
Other rent and landing fees	46	45
Selling expenses	37	39
Special items, net	13	(30)
Depreciation and amortization	12	11
Other	97	80

Total operating expenses	821	779

Operating income	45	82
Nonoperating income (expense):
Interest income	19	13
Interest expense, net	(9)	(28)
Other, net	—	(10)

Total nonoperating income (expense), net	10	(25)
Income before income taxes and cumulative effect of change in accounting principle	55	57
Income tax provision	—	—

Income before cumulative effect of change in accounting principle	55	57
Cumulative effect of change in accounting principle, net	—	1

Net income	$55	$58

See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except share amounts)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$159	$620
Short-term investments	924	506
Accounts receivable, net	112	181
Materials and supplies, net	72	76
Prepaid expenses and other	237	234

Total current assets	1,504	1,617
Property and equipment
Flight equipment	339	343
Ground property and equipment	389	372
Less accumulated depreciation and amortization	(434)	(426)

	294	289
Equipment purchase deposits	20	16

Total property and equipment	314	305
Other assets
Restricted cash	218	211
Other assets, net	71	70

Total other assets	289	281

Total assets	$2,107	$2,203

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Current maturities of debt and capital leases	$2	$2
Accounts payable	135	224
Payables to related parties, net	1,271	720
Air traffic liability	244	359
Accrued compensation and vacation	56	144
Accrued taxes	36	80
Other accrued expenses	162	195

Total current liabilities	1,906	1,724
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	59	384
Deferred credits	30	32
Employee benefit liabilities and other	204	210

Total noncurrent liabilities and deferred credits	293	626
Stockholder’s deficit
Common stock, $0.01 par value; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	555	555
Accumulated deficit	(647)	(702)

Total stockholder’s deficit	(92)	(147)

Total liabilities and stockholder’s deficit	$2,107	$2,203

See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended March 31,
	2007	2006
Net cash used for operating activities	$(14)	$(3)
Cash flows from investing activities
Purchases of property and equipment	(19)	(14)
Purchase of short-term investments	(548)	(166)
Sales of short-term investments	130	97
Increase in long-term restricted cash	(7)	(2)
Proceeds from disposition of assets	3	—
Other	(6)	1

Net cash used for investing activities	(447)	(84)
Cash flows from financing activities
Repayments of debt	—	(1)
Net decrease in payables to related parties	—	(72)

Net cash used for financing activities	—	(73)
Net decrease in cash and cash equivalents	(461)	(160)
Cash and cash equivalents at beginning of period	620	632

Cash and cash equivalents at end of period	$159	$472

Non-cash investing and financing activities
Repayment of Juniper prepaid miles by parent	$325	$—
Repayment of ATSB, Airbus, and GECC loans by parent	—	520
Notes payable cancelled under aircraft purchase agreement	—	4
Loan proceeds received by parent	—	64
Supplemental information
Cash paid for interest, net of amounts capitalized	$9	$10
Income taxes paid	—	—
See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation
     The accompanying unaudited condensed consolidated financial statements of America West Airlines, Inc. (“AWA”) should be read in conjunction with the financial statements contained in AWA’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements include the accounts of AWA and its wholly owned subsidiary, FTCHP, LLC. AWA is a wholly owned subsidiary of America West Holdings Corporation (“America West Holdings”). On September 27, 2005, America West Holdings merged with Barbell Acquisition Corp., a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”), and as a result itself became a wholly owned subsidiary of US Airways Group.
     Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived assets and the frequent traveler program. Certain prior year amounts have been reclassified to conform with the 2007 presentation.
     There was no activity within other comprehensive income for the three months ended March 31, 2007 and 2006. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholder’s equity.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. AWA adopted EITF 06-3 during the first quarter of 2007. AWA collects various excise taxes on its ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 did not have a material impact on AWA’s consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on AWA’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. AWA will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on AWA’s consolidated financial statements.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. AWA currently uses the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 did not have any material impact on AWA’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. AWA adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on AWA’s consolidated financial statements. AWA’s tax years through 2001 are closed by a signed IRS Form 870 on March 1, 2006. AWA’s tax year 2002 was closed by operation of the statute of limitation expiring and there were no extensions filed.
     2. Special items, net
     Special items as shown on the condensed statements of operations include the following charges (credits) for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months
	Ended March 31,
	2007	2006
Airbus restructuring (a)	$—	$(51)
Merger related transition expenses (b)	13	21

Special items, net	$13	$(30)

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus loans. As a result, AWA recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $51 million, consisting of the $50 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the merger, AWA incurred $13 million of transition and merger integration costs in the first quarter of 2007. These items included $2 million in training and related expense; $2 million in equity awards; $4 million in professional and technical fees; $4 million of aircraft livery costs and $1 million of other expenses.

In connection with the merger, AWA incurred $21 million of transition and merger integration costs in the first quarter of 2006. These items included $7 million in merger related aircraft lease return expenses; $5 million of aircraft livery costs; $4 million in personnel costs primarily for severance, moving expenses and stock awards; $3 million in professional and technical fees; $1 million of transition-related sales and marketing program expenses and $1 million in other expenses.
3. Debt
     The following table details AWA’s debt as of March 31, 2007 (in millions). Variable interest rates listed are the rates as of March 31, 2007 unless noted.

	March 31,	December 31,
	2007	2006
Secured
Senior secured discount notes, variable interest rate of 8.73%, installments due 2005 through 2009	$33	$33
Capital Lease Obligation, computer software, installments due through 2008	2	2

	35	35

Unsecured
Industrial development bonds, fixed interest rate of 6.3% due 2023	29	29
Juniper prepaid miles	—	325

	29	354

Total long-term debt and capital lease obligations	64	389
Less: Unamortized discount on debt	(3)	(3)
Current maturities	(2)	(2)

Long-term debt and capital lease obligations, net of current maturities	$59	$384

     Refinancing Transaction — On March 23, 2007, US Airways Group entered into a new term loan credit facility (the “New Credit Facility”) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. AWA, US Airways and certain other subsidiaries of US Airways Group are guarantors of the New Credit Facility.

     The proceeds of the New Credit Facility were used to repay in full the following indebtedness:
•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with General Electric Capital Corporation (“GECC”) and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loan was $1.25 billion.

•	The Juniper pre-paid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC. At the time of the repayment, the total outstanding balance was $325 million.

•	The credit facility with GECC, amended in July 2005 with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.
     The New Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the New Credit Facility may be adjusted based on the credit rating for the New Credit Facility as follows: (i) if the credit ratings of the New Credit Facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted New Credit Facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the New Credit Facility principal balance, and (ii) if the credit ratings of the New Credit Facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on the closing date, then (A) the applicable LIBOR margin would be 2.00% and (B) the applicable index margin will be 1.00%.
     The New Credit Facility matures on March 23, 2014, and is repayable in seven annual installments, with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
     In addition, the New Credit Facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The New Credit Facility requires US Airways Group to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. At March 31, 2007, AWA was in compliance with all applicable debt covenants.
4. Related party transactions
     (a) Payables to Related Parties, Net
     The following represents the net payable balances with affiliates as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
US Airways Group	$1,492	$1,153
America West Holdings	(275)	(276)
US Airways	73	(140)
Other US Airways Group wholly owned subsidiaries	(19)	(17)

	$1,271	$720

     US Airways Group has the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. The net payable to US Airways Group consists of proceeds received by AWA on behalf of US Airways Group in connection with the initial equity investments in US Airways Group following its emergence from bankruptcy, the public stock offering in September 2005, the exercise of options by equity investors, the issuance of 7% senior convertible notes in September 2005, initial funding of Airbus loans and amounts payable to US Airways Group related to the conversion of the 7.25% notes in the fourth quarter of 2005, net of cash retained by US Airways Group. The net payable to US Airways Group increased by $339 million during the three months ended March 31, 2007. The majority of this increase relates to the repayment by US Airways Group of AWA’s Juniper prepaid miles debt and accrued interest (see Note 3).
     As of December 31, 2006, the net payable to US Airways consists of amounts due to and from US Airways relating to items such as debt extinguishment, merger related payments and receipts, and various other transactions that occur in the normal course of business. In the first quarter of 2007, changes in the net (receivable) payable to US Airways represent ordinary course operating transactions due to increased allocations of shared expenses as discussed in Note 4(b) and the migration of the AWA and US Airways reservations systems into one system where all ticket sales are issued and collected by US Airways.
     (b) Shared Operating Expenses
     The operating expenses of AWA reflect expenses for certain services shared with US Airways. During the first quarter of 2007, in anticipation of merging to a single operating certificate in 2007, operations of AWA and US Airways continued to be integrated, including the migration to a single reservation system in early March. During the first quarter of 2007, shared services included reservations, technology and data processing services and corporate functions such as tax, legal, compliance, finance, operations and sales and marketing, including the costs of the combined Dividend Miles frequent traveler program. These shared costs have been allocated based on AWA’s and US Airways’ respective operational statistics, including revenue passenger miles (“RPMs”) and passenger sales revenues. The operating expenses of AWA also reflect shared expenses incurred at more than 30 overlap airports where the operations of AWA and US Airways have been consolidated. These shared costs have been allocated based on AWA’s and US Airways’ respective departures at those airports. Management believes that the methodologies underlying the allocation of these shared costs are reasonable. In the first quarter of 2006, there were no material shared costs. The following details the total shared expenses and airport shared expenses allocated to AWA and US Airways that are included in operating expenses for the three months ended March 31, 2007 (in millions):

	Three Months Ended March 31, 2007
	AWA	US Airways	Total
Salaries and related costs	$67	$110	$177
Other rent and landing fees	27	45	72
Selling expenses	32	60	92
Express expenses	23	57	80
Other expenses	49	82	131

Total Allocated Expenses	$198	$354	$552

5. Income Taxes
     US Airways Group files a consolidated federal income tax return, which includes AWA. As of December 31, 2006, US Airways Group had $980 million of net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, $400 million relates to AWA and is subject to a valuation allowance. AWA also had approximately $30 million of valuation allowance associated with state NOL as of December 31, 2006.
     In the first quarter of 2007, AWA recorded no federal or state tax provision as it utilized NOL to reduce its income tax obligation. Utilization of this NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation was established through the recognition of tax expense, the decrease in the valuation allowance offsets AWA’s tax provision dollar for dollar.
6. Express expenses
     Expenses associated with AWA’s regional alliance agreement with Mesa Airlines are classified as Express expenses on the condensed consolidated statements of operations and consist of the following for three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,
	2007	2006
Aircraft fuel and related taxes	$38	$46
Salaries and related costs	1	—
Capacity purchases	94	85
Other rent and landing fees	1	3
Selling expenses	9	10
Other expenses	2	1

Express expenses	$145	$145

     Item 1C. Condensed Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Statements of Operations
(in millions)
(unaudited)

	Three Months
	Ended March 31,
	2007	2006
Operating revenues:
Mainline passenger	$1,244	$1,159
Express passenger	461	458
Cargo	31	29
Other	159	156

Total operating revenues	1,895	1,802
Operating expenses:
Aircraft fuel and related taxes	348	349
Salaries and related costs	353	329
Express expenses	492	499
Aircraft rent	97	99
Aircraft maintenance	99	87
Other rent and landing fees	82	95
Selling expenses	69	67
Special items, net	26	(15)
Depreciation and amortization	34	36
Other	211	213

Total operating expenses	1,811	1,759

Operating income	84	43
Nonoperating income (expense):
Interest income	22	14
Interest expense, net	(56)	(55)
Other, net	2	(2)

Total nonoperating expense, net	(32)	(43)

Income before income taxes	52	—
Income tax provision	20	—

Net income	$32	$—

See accompanying notes to the condensed financial statements.

US Airways, Inc.
Condensed Balance Sheets
(unaudited)
(in millions, except share amounts)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$683	$467
Short-term investments	730	744
Restricted cash	2	1
Accounts receivable, net	363	201
Materials and supplies, net	116	112
Prepaid expenses and other	223	117

Total current assets	2,117	1,642
Property and equipment
Flight equipment	1,672	1,623
Ground property and equipment	212	205
Less accumulated depreciation and amortization	(171)	(141)

	1,713	1,687
Equipment purchase deposits	33	32

Total property and equipment	1,746	1,719
Other assets
Goodwill	628	629
Other intangibles, net	507	513
Restricted cash	518	456
Other assets, net	143	164

Total other assets	1,796	1,762

Total assets	$5,659	$5,123

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Current maturities of debt and capital leases	$81	$93
Accounts payable	253	212
Payables to related parties, net	1,098	1,298
Air traffic liability	1,011	487
Accrued compensation and vacation	91	105
Accrued taxes	182	100
Other accrued expenses	734	656

Total current liabilities	3,450	2,951
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,185	1,200
Deferred gains and credits	171	173
Postretirement benefits other than pensions	184	183
Employee benefit liabilities and other	425	404

Total noncurrent liabilities and deferred credits	1,965	1,960
Stockholder’s equity
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1	1
Retained earnings	243	211

Total stockholder’s equity	244	212

Total liabilities and stockholder’s equity	$5,659	$5,123

See accompanying notes to the condensed financial statements.

US Airways, Inc.
Condensed Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(unaudited)
(in millions)

	Three Months
	Ended March 31,
	2007	2006
Net cash provided by operating activities	$358	$222
Cash flows from investing activities
Capital expenditures and equipment deposits	(61)	(68)
Purchases of short-term investments	(361)	(89)
Sales of short-term investments	374	—
Increase in long-term restricted cash	(62)	(213)

Net cash used for investing activities	(110)	(370)
Cash flows from financing activities
Proceeds from issuance of debt	22	48
Repayments of debt and capital lease obligations	(54)	(44)
Net increase in payables to related parties	—	172

Net cash provided by (used for) financing activities	(32)	176

Net increase in cash and cash equivalents	216	28
Cash and cash equivalents at beginning of period	467	462

Cash and cash equivalents at end of period	$683	$490

Non-cash investing and financing activities
Repayment of ATSB and Airbus loans by parent	$—	$712
Loan proceeds received by parent	—	64
Supplemental information
Cash paid for income taxes	$1	$—
Cash paid for interest, net of amounts capitalized	42	58
See accompanying notes to the condensed financial statements.

US Airways, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Basis of presentation
     The accompanying unaudited condensed financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2006. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). US Airways Group and its domestic subsidiaries, US Airways, Piedmont Airlines, Inc., PSA Airlines, Inc. and Material Services Company, Inc. (collectively, the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) on September 12, 2004. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.
     Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the unaudited condensed financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived assets and the frequent traveler program. Certain prior year amounts have been reclassified to conform with the 2007 presentation.
     There was no activity within other comprehensive income for the three months ended March 31, 2007 and 2006. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholder’s equity.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. US Airways adopted EITF 06-3 during the first quarter of 2007. US Airways collects various excise taxes on its ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 did not have a material impact on US Airways’ financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the US Airways’ financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. US Airways will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on US Airways’ financial statements.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. US Airways currently uses the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 did not have any material impact on US Airways’ financial statements.

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     US Airways adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on US Airways’ financial statements. US Airways files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. As part of the US Airways bankruptcy filings, the Internal Revenue Service and various state jurisdictions filed proofs of claim. Upon its emergence from bankruptcy, US Airways had established reserves for all IRS claims and state income tax claims as of the date of the bankruptcy filing on September 2004. All creditors, including the IRS and state and local taxing jurisdictions, had to timely file a proof of claim to support any tax deficiencies per the tax authority records. On February 15, 2007, US Airways and the IRS agreed to settle the IRS’s outstanding proof of claims for $7 million dollars. As of the end of the first quarter, US Airways had remaining reserves of less than $1 million related to uncertain tax positions.
     There are currently no federal or state audits in process. US Airways’ last federal income tax audit closed all tax years through December 31, 2002.
2. Special items, net
     Special items as shown on the condensed statements of operations include the following charges (credits) for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Airbus restructuring (a)	$—	$(40)
Merger related transition expenses (b)	26	25

Special items, net	$26	$(15)

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways and America West Airlines, Inc. (“AWA”), certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus loans. As a result, US Airways recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $40 million, consisting of the $39 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the merger, US Airways incurred $26 million of transition and merger integration costs in the first quarter of 2007. These items included $7 million in training and related expense; $7 million in equity awards; $7 million in continuing professional fees associated with US Airways’ bankruptcy proceedings; and $1 million in employee moving expenses; $2 million in aircraft livery costs and $2 million related to the reservation system migration.

In connection with the merger, US Airways incurred $25 million of transition and merger integration costs in the first quarter of 2006. These items included $17 million in personnel costs for severance; retention payments and stock awards; $3 million in continuing professional fees associated with US Airways’ bankruptcy proceedings; $3 million in employee moving expenses; $1 million of aircraft livery costs and $1 million of programming service expense.
3. Stock options
     Agreements with ALPA — US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of US Airways Group’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65 and the second tranche of 300,000 stock options was granted on January 31, 2007 with an exercise price of $56.90, the average market price for the 20 business days preceding the option issuance date. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of our plans.

     The per share fair value of the ALPA pilot stock options granted on January 31, 2006 and 2007 were $17.11 and $18.02, respectively, calculated using a Black-Scholes option pricing model with the following assumptions:

	2007	2006
Risk free interest rate	4.9%	4.4%
Expected dividend yield	—%	—%
Expected life	2.0 years	5.0 years
Volatility	53.0%	69.8%
     US Airways’ net income for the three months ended March 31, 2007 includes $5 million of compensation costs related to the ALPA stock option grant. As of March 31, 2007, there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date.
4. Debt
     The following table details US Airways’ debt as of March 31, 2007 (in millions). Variable interest rates listed are the rates as of March 31, 2007 unless noted.

	March 31,	December 31,
	2007	2006
Secured
Equipment notes payable, variable interest rates of 6.89% to 9.65%	$1,249	$1,258
Slot financing, interest rate of 8%, installments due through 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	43	41
GE Credit Facility	—	21

	1,339	1,367

Unsecured
GE Engine Maintenance Term Note, variable interest of 9.38%, installments due 2008 through 2011	45	45
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	55	55

Total long-term debt and capital lease obligations	1,394	1,422
Less: Unamortized discount on debt	(128)	(129)
Current maturities	(81)	(93)

Long-term debt and capital lease obligations, net of current maturities	$1,185	$1,200

     Refinancing Transaction — On March 23, 2007, US Airways Group entered into a new term loan credit facility (the “New Credit Facility”) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. AWA, US Airways and certain other subsidiaries of US Airways Group are guarantors of the New Credit Facility.
     The proceeds of the New Credit Facility were used to repay in full the following indebtedness:
•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with General Electric Capital Corporation (“GECC”) and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loans was $1.25 billion.

•	The Juniper pre-paid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC. At the time of the repayment, the total outstanding balance was $325 million.

•	The credit facility with GECC, amended in July 2005 with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.
     The New Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the New Credit Facility may be adjusted based on the credit rating for the New Credit Facility as follows: (i) if the credit ratings of the New Credit Facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted New Credit Facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the New Credit Facility principal balance, and (ii) if the credit ratings of the New Credit Facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on the closing date, then (A) the applicable LIBOR margin would be 2.00% and (B) the applicable index margin will be 1.00%.
     The New Credit Facility matures on March 23, 2014, and is repayable in seven annual installments, each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loans and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loans.
     In addition, the New Credit Facility requires certain mandatory prepayment upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The New Credit Facility requires US Airways Group to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. At March 31, 2007, US Airways was in compliance with all applicable debt covenants.
5. Bankruptcy claims resolution
     Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.6 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline passed on September 15, 2006. As of March 31, 2007, there were approximately $358 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.
6. Related party transactions
     (a) Payables to Related Parties, Net
     The following represents the net payable (receivable) balances with affiliates as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
US Airways Group	$1,097	$1,081
AWA	(73)	140
Other US Airways Group wholly owned subsidiaries	74	77

	$1,098	$1,298

     US Airways Group has the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. The net payable to US Airways Group consists of $1.1 billion due to debt previously recorded at US Airways which was refinanced with proceeds from the 2006 refinancing by US Airways Group. The remainder of the payable is a result of funds provided and received from US Airways Group that arise in the normal course of business.
     As of December 31, 2006, the net payable to AWA consists of amounts due to and from AWA relating to items such as debt extinguishment, merger related payments and receipts, and various other transactions that occur in the normal course of business. In the first quarter of 2007, changes in the net (receivable) payable to US Airways represent ordinary course operating transactions due to increased allocations of shared expenses as discussed in Note 6(b) and the migration of the AWA and US Airways reservations systems into one system where all ticket sales are issued and collected by US Airways.
     The net payable to the other US Airways Group wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.
     (b) Shared Operating Expenses
     The operating expenses of US Airways reflect expenses for certain services shared with AWA. During the first quarter of 2007, in anticipation of merging to a single operating certificate in 2007, operations of AWA and US Airways continued to be integrated, including the migration to a single reservation system in early March. During the first quarter of 2007, shared services included reservations, technology and data processing services and corporate functions such as tax, legal, compliance, finance, operations and sales and marketing, including the costs of the combined Dividend Miles frequent traveler program. These shared costs have been allocated based on AWA’s and US Airways’ respective operational statistics, including revenue passenger miles (“RPMs”) and passenger sales revenues. The operating expenses of US Airways also reflect shared expenses incurred at more than 30 overlap airports where the operations of AWA and US Airways have been consolidated. These shared costs have been allocated based on AWA’s and US Airways’ respective departures at those airports. Management believes that the methodologies underlying the allocation of these shared costs are reasonable. In the first quarter of 2006, there were no material shared costs. The following details the total shared expenses and airport shared expenses allocated to AWA and US Airways that are included in operating expenses for the three months ended March 31, 2007 (in millions):

	Three Months Ended March 31, 2007
	AWA	US Airways	Total
Salaries and related costs	$67	$110	$177
Other rent and landing fees	27	45	72
Selling expenses	32	60	92
Express expenses	23	57	80
Other expenses	49	82	131

Total Allocated Expenses	$198	$354	$552

7. Income Taxes
     US Airways Group files a consolidated federal income tax return, which includes US Airways. As of December 31, 2006, US Airways Group had $980 million of net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, $580 million relates to US Airways. The remaining $400 million of NOL relates to AWA and is subject to a valuation allowance.
     In the first quarter of 2007, US Airways utilized NOL for which there was no corresponding reversal of valuation allowance to offset expense. Accordingly, in the first quarter of 2007 US Airways recorded $18 million of non-cash federal income tax expense on a separate company basis. Upon consolidation into US Airways Group, there is sufficient reversal of the valuation allowance recorded at AWA to offset income tax expense.
     As of December 31, 2006, US Airways had a valuation allowance associated with pre-merger state NOL of approximately $29 million. In the first quarter of 2007, US Airways utilized state NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109 the decrease in the valuation allowance associated with this state NOL reduced goodwill instead of income tax expense. Accordingly, US Airways recognized $1 million of non-cash state income tax expense in the quarter. US Airways also recorded $1 million of state income tax related to certain states where NOL was not available to be used, in the first quarter of 2007.
8. Express expenses
     Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been classified as Express expenses on the statements of operations and prior periods have been reclassified. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete, and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,
	2007	2006
Aircraft fuel and related taxes	$115	$126
Salaries and related costs	5	14
Capacity purchases	268	266
Aircraft rent	—	7
Aircraft maintenance	—	3
Other rent and landing fees	22	24
Selling expenses	26	25
Other expenses	56	34

Express expenses	$492	$499

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group’s, AWA’s and US Airways’ Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2006 Form 10-K.
     Overview
     US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its ownership of the common stock of America West Holdings and its wholly owned subsidiary AWA, US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited. On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC (collectively, the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) on September 12, 2004. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter of agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.
     Following the merger, we have been moving toward operating under the single brand name of “US Airways” through our two principal subsidiaries: US Airways and AWA. We expect to complete the integration of our two principal subsidiaries into one operation during 2007. As a result of the merger, through our two principal operating subsidiaries, we operate the fifth largest airline in the United States as measured by domestic RPMs and ASMs. We have primary hubs in Charlotte, Philadelphia and Phoenix, and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. We are a low-cost carrier offering scheduled passenger service on approximately 3,800 flights daily to more than 230 communities in the U.S., Canada, the Caribbean, Latin America and Europe, making us the only U.S. based low-cost carrier with a significant international route presence. We are also the only low-cost carrier with an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. For the three months ended March 31, 2007, our two principal subsidiaries had approximately 14 million passengers boarding our planes. As of March 31, 2007, we operated 356 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express, which operate approximately 235 regional jets and 104 turboprops.
Recent Developments
     In March 2007, we completed a $1.6 billion debt refinancing transaction. The new loan, which was entered into with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders, currently bears interest at LIBOR plus 2.50 percent. The applicable margin is reduced as the loan is paid down or as our credit rating improves. It can be as low as LIBOR plus 2.00 percent if the loan balance is under $600 million or the loan facility credit rating, as determined by Moody’s Investor Services and Standard & Poor’s, improves to Ba3 and BB-, respectively. The term of the loan is seven years with 1% of the initial aggregate principal amount payable annually and the remainder of the principal due at maturity. The loan requires us to maintain a minimum level of unrestricted cash and a minimum collateral coverage ratio. The refinancing improves liquidity over the next seven years by reducing principal payments and lowering near-term interest expense. Upon funding, we extinguished three separate debt obligations: a $1.25 billion senior secured credit facility, $325 million of unsecured debt in the form of pre-paid miles and a $19 million secured credit facility. The new loan is discussed in more detail below under “Liquidity and Capital Resources — Commitments.”
Airline Operations Update
     We reported the following combined operating statistics to the U.S. Department of Transportation (“DOT”) for mainline operations for the first quarter of 2007 and 2006:

	2007			2006
	January	February	March	January	February	March
On-time performance (a)	71.8	60.0	55.5	81.1	79.2	82.6
Completion factor (b)	98.5	96.2	97.1	98.5	98.2	99.4
Mishandled baggage (c)	7.52	9.41	10.93	8.45	7.26	6.66
Customer complaints (d)	1.04	2.06	5.52	1.28	1.38	1.41

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

     We faced major operational challenges in the first quarter of 2007 resulting from two significant ice and snow storms that severely impacted our operations in the northeast United States and temporarily closed our Philadelphia hub and difficulties associated with the migration to a single reservation system in early March. As a result of these challenges, we experienced a negative impact on revenue, passenger revenue per available seat mile (“PRASM”) and cost per available seat mile (“CASM”).
Merger Integration Update
     We continued our merger integration efforts during the first quarter of 2007 in anticipation of the merge to one FAA operating certificate during 2007. Major accomplishments for the first quarter of 2007 include:
•	Despite the operational difficulties discussed above, we migrated two reservations systems onto one platform (Shares), which provides a single system for reservation and airport customer service agents which enables us to simplify ticketing processes, remove redundant systems overhead and provide a consistent product to our passengers.

•	Selected Pittsburgh as the site for a new combined Flight Operations Control Center.

•	Completed the consolidation of operations at Chicago O’Hare, the last of 38 overlap cities.

•	Combined the airline’s maintenance inventory computer systems for both the Boeing 767 and Airbus A330 fleets.

•	Neared the halfway point of painting the US Airways fleet in the new livery, including the first Airbus A330.
US Airways Group’s Results of Operations
     In the three months ended March 31, 2007, we realized operating income of $116 million and income before income taxes of $69 million. Included in these results is $54 million of net gains associated with fuel hedging transactions. This includes $36 million of net realized losses on settled hedge transactions and $90 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. We are required to use mark-to-market accounting as our existing fuel hedging instruments do not meet the requirements for hedge accounting established by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $90 million discussed above, would be deferred in other comprehensive income, a component of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.
     The 2007 results include $39 million of net special charges due to merger related transition expenses. The 2007 results also include nonoperating expenses of $18 million related to the write off of debt issuance costs in connection with the refinancing discussed above of the $1.25 billion senior secured credit facility with General Electric Capital Corporation (“GECC”), referred to as the GE loan, in March 2007.
     In the three months ended March 31, 2006, we realized operating income of $125 million and income before income taxes and cumulative effect of change in accounting principle of $64 million. Included in these results is $28 million of net gains associated with fuel hedging transactions. This includes $2 million of net realized gains on settled hedge transactions and $26 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments.
     The 2006 results include $44 million of net special credits, including a credit of $90 million related to the return of equipment deposits upon forgiveness of a loan with Airbus offset in part by $46 million of merger related transition expenses. The 2006 results also include nonoperating expenses of $11 million, which includes $6 million for prepayment penalties and an aggregate $5 million write off of debt issuance costs in connection with our refinancing of the loan previously guaranteed by the Air Transportation Stabilization Board (“ATSB”) and two loans previously provided to AWA by GECC.
     As of December 31, 2006, we had $980 million of net operating loss carryforwards (“NOL”) to reduce future taxable income. Of this amount, $795 million is available to reduce federal taxable income in the calendar year 2007. Our deferred tax asset, which includes the $795 million of NOL discussed above, has been subject to a full valuation allowance.
     In the first quarter of 2007, we used federal NOL to reduce our income tax obligation. Utilization of this NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation was established through the recognition of tax expense, the decrease in the valuation allowance offsets our tax provision dollar for dollar.
     We recorded $3 million of tax provision in the first quarter of 2007, which included $1 million of Alternative Minimum Tax liability (“AMT”) expense and $2 million of state tax expense.
     We expect to be subject to AMT for the full year 2007. In most cases the recognition of AMT does not result in tax expense. However, since our net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense.
     In the first quarter of 2007, US Airways utilized state NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance reduced goodwill instead of the provision for income taxes. Accordingly, we recognized $1 million of non-cash state income tax expense in quarter. We also recorded $1 million of state income tax related to certain states where NOL was not available to be used, in the first quarter of 2007.

     The table below sets forth selected combined mainline operating data for the Company:

	Three Months Ended
	March 31,
	2007	2006	Percent Change
Revenue passenger miles (millions) (a)	14,418	13,956		3.3
Available seat miles (millions) (b)	18,556	18,230		1.8
Load factor (c)	77.7	76.6	1.1	pts
Yield (d)	13.22	12.97		1.9
Passenger revenue per available seat mile (e)	10.27	9.93		3.4
Cost per available seat mile (f)	10.76	10.37		3.7
Passenger enplanements (thousands) (g)	13,980	13,591		2.9
Aircraft at end of period	356	367		(3.0)
Block hours (h)	334,957	327,579		2.3
Average stage length (miles) (i)	912	901		1.2
Average passenger journey (miles) (j)	1,461	1,423		2.7
Gallons of aircraft fuel consumed (millions)	291.9	287.5		1.5
Average aircraft fuel price including tax (per gallon)	1.88	1.93		(2.3)
Full time equivalent employees at end of period	34,385	32,083		7.2

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements —The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.

Three Months Ended March 31, 2007
Compared with the
Three Months Ended March 31, 2006
Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,906	$1,811	5.3
Express passenger	609	611	(0.3)
Cargo	37	37	—
Other	180	173	5.0

Total operating revenues	$2,732	$2,632	3.8

     For the three months ended March 31, 2007, total operating revenues were $2.73 billion, an increase of $100 million from the 2006 period. Passenger revenues were $1.91 billion in the first quarter of 2007 compared to $1.81 billion in the first quarter of 2006. RPMs increased 3.3% as mainline capacity, as measured by ASMs, increased 1.8%, resulting in a 1.1 point increase in load factor to 77.7%. Passenger yield increased 1.9% to 13.22 cents in the first quarter of 2007 from 12.97 cents in the first quarter of 2006. PRASM increased 3.4% to 10.27 cents in the first quarter of 2007 from 9.93 cents in the first quarter of 2006. The increases in yield and PRASM were due to improvements in the revenue environment resulting from reductions in industry capacity.
     Express passenger revenues were $609 million for the first quarter of 2007, which was relatively flat when compared to the 2006 period. Total Express RPMs decreased by 2.0% as Express capacity, as measured by ASM’s, decreased 5.8%, resulting in a 2.7 point increase in load factor to 69.1%. The decrease in RPMs was substantially offset by an increase in yield, which increased 1.7% to 25.57 cents in the first quarter of 2007 from 25.15 cents in the first quarter of 2006.
     Cargo and other revenue were relatively flat in the first quarter of 2007 compared to the first quarter of 2006.
     Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$550	$555	(0.8)
Loss (gains) on fuel hedging instruments, net:
Realized	36	(2)	nm
Unrealized	(90)	(26)	nm
Salaries and related costs	527	503	4.8
Aircraft rent	180	185	(2.6)
Aircraft maintenance	165	138	20.0
Other rent and landing fees	128	140	(9.1)
Selling expenses	106	107	(1.0)
Special items, net	39	(44)	nm
Depreciation and amortization	44	45	(2.6)
Other	311	291	7.7

Total mainline operating expenses	1,996	1,892	5.1
Express expenses:
Fuel	153	172	(10.8)
Other	467	443	5.2

Total operating expenses	$2,616	$2,507	4.4

     Total operating expenses were $2.62 billion in the first quarter of 2007, an increase of $109 million or 4.4% compared to the 2006 period. Mainline operating expenses were $2.0 billion in the first quarter of 2007, an increase of $104 million from the first quarter of 2006, while ASMs increased 1.8%. Mainline CASM increased 3.7% to 10.76 cents in the first quarter of 2007 from 10.37 cents in the first quarter of 2006. The year over year increase in CASM was due principally to special items, net. The 2007 quarter includes $39 million of net special charges, which consists of merger related transition expenses that increased mainline CASM by 0.21 cents, as compared to $44 million of net special credits in the 2006 period, which decreased mainline CASM by 0.24 cents. The net special credits in the first quarter of 2006 included a $90 million gain associated with the return of equipment deposits upon the forgiveness of a loan with Airbus, offset in part by $46 million of merger related transition expenses.

     The table below sets forth the major components of our mainline CASM for the three months ended March 31, 2007 and 2006:

			Percent
	2007	2006	Change
	(In cents)
Mainline:
Aircraft fuel and related taxes	2.96	3.04	(2.5)
Loss (gain) on fuel hedging instruments, net	(0.29)	(0.15)	(94.8)
Salaries and related costs	2.84	2.76	2.9
Aircraft rent	0.97	1.01	(4.3)
Aircraft maintenance	0.89	0.76	17.9
Other rent and landing fees	0.69	0.77	(10.7)
Selling expenses	0.57	0.59	(2.8)
Special items, net	0.21	(0.24)	nm
Depreciation and amortization	0.24	0.25	(4.3)
Other	1.68	1.58	5.8

	10.76	10.37	3.7

     Significant changes in the components of operating expense per ASM are explained as follows:
•	Loss (gain) on fuel hedging instruments, net per ASM increased 94.8% due principally to a period-over-period increase in the volume of barrels hedged under costless collar transactions hedging future jet fuel requirements and an increase in the fair market value of the costless collar transactions due to period-over-period changes in fuel prices.

•	Aircraft maintenance expense per ASM increased 17.9% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements in the first quarter of 2007 compared to the first quarter of 2006 as well as expense associated with lease returns for three aircraft scheduled to be returned in the second half of 2007.

•	Other rent and landing fees expense per ASM decreased 10.7% as a result of the merger, due principally to the closure of former US Airways facilities on the East Coast and a reduction of equipment rent due to IT synergies.
     Total Express expenses increased 0.8% in the first quarter of 2007 to $620 million from $615 million in the first quarter of 2006 as an increase in Express operating expenses of $24 million offset a decrease in Express fuel costs of $19 million. The increase in operating expenses is a result of an increase in salaries and benefits and maintenance costs at our wholly-owned regional airline subsidiaries. The increase in salaries and benefits was the result of higher headcount in the 2007 period, while increased maintenance costs were driven by an increase in the number of aircraft heavy maintenance checks performed in the first quarter of 2007. Fuel costs decreased as the average fuel price per gallon decreased 8.6% from $1.99 in the first quarter of 2006 to $1.82 in the first quarter of 2007. A 2.2% decrease in gallons consumed also contributed to the decrease as block hours were down 2.5% in the first quarter of 2007.
     Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense)
Interest income	$40	$26	58.1
Interest expense, net	(71)	(75)	(5.1)
Other, net	(16)	(12)	35.0

Total nonoperating expense	$(47)	$(61)	(24.1)

     We had net nonoperating expenses of $47 million in the first quarter of 2007 as compared to net nonoperating expenses of $61 million in the first quarter of 2006. Interest income increased $14 million to $40 million in the first quarter of 2007 due to higher average cash balances and higher average rates of return on investments. Interest expense decreased $4 million to $71 million due to the refinancing of the former ATSB loan at lower average interest rates in March 2006, the conversion of the 7.5% Convertible Senior Notes in April 2006 and the conversion of $70 million of the 7% Senior Convertible Notes in July and November 2006.
     The 2007 period includes other nonoperating expenses of $18 million related to the write-off of debt issuance costs in connection with the refinancing of the GE loan in March 2007. The 2006 period includes other nonoperating expenses of $11 million related to prepayment penalties and write-off of debt issuance costs in connection with the refinancing of the former ATSB and GECC loans in March 2006.

     AWA’s Results of Operations
     For the first quarter of 2007, AWA’s operating revenues increased to $866 million from $861 million in the same period in 2006. Operating income was $45 million in the first quarter of 2007, compared to operating income of $82 million in the first quarter of 2006. Operating income in the 2007 period included net charges from special items of $13 million and $54 million of net gains associated with fuel hedging transactions. This included $90 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments offset by $36 million of net realized losses on settled hedge transactions. The 2006 period included net credits from special items of $30 million and $28 million of net gains associated with fuel hedging transactions. The $28 million of net fuel hedging gain included $2 million of net realized gains on settled hedge transactions and $26 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. Net income for the first quarter of 2007 was $55 million as compared to net income of $58 million for the comparable 2006 period.
     US Airways Group files a consolidated federal income tax return, which includes AWA. As of December 31, 2006, US Airways Group had $980 million of NOL to reduce future federal taxable income. Of this amount, $400 million relates to AWA and is subject to a valuation allowance. AWA also had approximately $30 million of valuation allowance associated with state NOL as of December 31, 2006.
     In the first quarter of 2007, AWA recorded no federal or state tax provision as it utilized NOL to reduce its income tax obligation. Utilization of this NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation was established through the recognition of tax expense, the decrease in the valuation allowance offsets AWA’s tax provision dollar for dollar.
     The table below sets forth selected mainline operating data for AWA:

	Three Months Ended
	March 31,
	2007	2006	Percent Change
Revenue passenger miles (millions) (a)	5,636	5,660		(0.4)
Available seat miles (millions) (b)	7,080	7,199		(1.7)
Load factor (c)	79.6	78.6	1.0	pts
Yield (d)	11.73	11.52		1.9
Passenger revenue per available seat mile (e)	9.34	9.05		3.2
Aircraft at end of period	132	143		(7.7)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.
Three Months Ended March 31, 2007
Compared with the
Three Months Ended March 31, 2006
Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$661	$652	1.4
Express passenger	148	153	(3.3)
Cargo	6	9	(33.3)
Other	51	47	8.5

Total operating revenues	$866	$861	0.6

     For the three months ended March 31, 2007, total operating revenues were $866 million, an increase of $5 million from the 2006 period. Passenger revenues were $661 million in the first quarter of 2007 compared to $652 million in the first quarter of 2006. RPMs were relatively flat year over year as mainline capacity, as measured by ASMs, decreased 1.7%, resulting in a 1.0 point increase in load factor to 79.6%. Passenger yield increased 1.9% to 11.73 cents in the first quarter of 2007 from 11.52 cents in the first quarter of 2006. PRASM increased 3.2% to 9.34 cents in the first quarter of 2007 from 9.05 cents in the first quarter of 2006. The increases in yield and PRASM were due to improvements in the revenue environment resulting from reductions in industry capacity.
     Express passenger revenues were $148 million for the first quarter of 2007, a decrease of $5 million from the first quarter of 2006. Express RPMs decreased by 7.8% as Express capacity, as measured by ASMs, decreased 11.4%, resulting in a 2.9 point increase in load factor to 75.5%. The decrease in RPMs was substantially offset by an increase in yield, which increased 4.9% to 18.98 cents in the first quarter of 2007 from 18.10 cents in the first quarter of 2006.

Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$202	$205	(1.5)
Loss (gains) on fuel hedging instruments, net:
Realized	36	(2)	nm
Unrealized	(90)	(26)	nm
Salaries and related costs	174	174	—
Aircraft rent	83	86	(3.5)
Aircraft maintenance	66	52	26.9
Other rent and landing fees	46	45	2.2
Selling expenses	37	39	(5.1)
Special items, net	13	(30)	nm
Depreciation and amortization	12	11	9.1
Other	97	80	21.3

Total mainline operating expenses	676	634	6.6
Express expenses:
Fuel	38	46	(17.4)
Other	107	99	8.1

Total operating expenses	$821	$779	5.4

     Total operating expenses in the first quarter of 2007 were $821 million, an increase of $42 million or 5.4% compared to the 2006 period. Mainline operating expenses were $676 million in the 2007 period, an increase of $42 million from the 2006 period. The increase in operating expenses was due principally to the period-over-period increase in special items, net. The 2007 period included net charges from special items of $13 million (principally transition expenses), compared to net credits from special items of $30 million in the 2006 period. The net credit from special items in 2006 included a $51 million gain associated with the return of equipment deposits upon the forgiveness of a loan with Airbus, offset in part by $21 million of merger related transition expenses.
     Other significant changes in the components of mainline operating expenses are as follows:
•	Loss (gain) on fuel hedging instruments, net increased 92.9% due principally to a period over period increase in the volume of barrels hedged under costless collar transactions hedging future jet fuel requirements and an increase in the fair market value of the costless collar transactions due to period over period changes in fuel prices.

•	Aircraft maintenance expense increased 26.9% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements in the first quarter of 2007 compared to the first quarter of 2006.

•	Other operating expenses increased by 21.3% due principally to [higher allocated costs for] for shared services with US Airways including reservations, technology and data processing services.
     Express expenses were $145 million in the first quarter of 2007 and 2006. Express fuel costs decreased by $8 million, which was offset by an $8 million increase in Express operating expenses in the first quarter of 2007 compared to the same period in 2006. The decrease in fuel costs is due to a decrease in the average fuel price per gallon. Contributing to lower fuel costs was a 5.2% decrease in gallons consumed due to a decrease in block hours in the first quarter of 2007 compared to the first quarter of 2006. The increase in operating expenses is due to allocation of shared mainline and Express services, principally reservations.
     Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense)
Interest income	$19	$13	46.2
Interest expense, net	(9)	(28)	(67.9)
Other, net	—	(10)	nm

Total nonoperating income (expense)	$10	$(25)	nm

     AWA had net nonoperating income of $10 million in the first quarter of 2007 as compared to net nonoperating expenses of $25 million in the first quarter of 2006. Interest income increased $6 million to $19 million in the first quarter of 2007 due to higher average cash balances and higher average rates of return on investments. Interest expense decreased $19 million to $9 million due to the refinancing of the former ATSB loan in March 2006 by US Airways Group, as a result of which the refinanced debt is no longer held by AWA, and the conversion of the 7.5% Convertible Senior Notes in April 2006 into equity of US Airways Group.
     The 2006 period includes other nonoperating expenses of $11 million related to prepayment penalties and write-off of debt issuance costs in connection with the refinancing of the former ATSB and GECC loans in March 2006.
     US Airways’ Results of Operations
     For the first quarter of 2007, US Airways’ operating revenues increased to $1.90 billion from $1.80 billion in the same period in 2006. Operating income was $84 million in the first quarter of 2007, compared to operating income of $43 million in the first quarter of 2006. Operating income in the 2007 period includes net charges from special items of $26 million compared to net credits from special items of $15 million in the 2006 period. Net income for the first quarter of 2007 was $32 million as compared to break even results for the comparable 2006 period.
     US Airways Group files a consolidated federal income tax return, which includes US Airways. As of December 31, 2006, US Airways Group had $980 million of NOL to reduce future federal taxable income. Of this amount, $580 million relates to US Airways. The remaining $400 million of NOL relates to AWA and is subject to a valuation allowance.
     In the first quarter of 2007, US Airways utilized NOL for which there was no corresponding reversal of valuation allowance to offset expense. Accordingly, in the first quarter of 2007 US Airways recorded $18 million of non-cash federal income tax expense on a separate company basis. Upon consolidation into US Airways Group, there is sufficient reversal of the valuation allowance recorded at AWA to offset income tax expense.
     As of December 31, 2006, US Airways had a valuation allowance associated with pre-merger state NOL of approximately $29 million. In the first quarter of 2007, US Airways utilized state NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109 the decrease in the valuation allowance associated with this state NOL reduced goodwill instead of income tax expense. Accordingly, US Airways recognized $1 million of non-cash state income tax expense in quarter. US Airways also recorded $1 million of state income tax related to certain states where NOL was not available to be used, in the first quarter of 2007.
     The table below sets forth selected mainline operating data for US Airways:

	Three Months Ended
	March 31,
	2007	2006	Percent Change
Revenue passenger miles (millions) (a)	8,782	8,296	5.9
Available seat miles (millions) (b)	11,475	11,031	4.0
Load factor (c)	76.5	75.2	1.3	pts
Yield (d)	14.17	13.97	1.5
Passenger revenue per available seat mile (e)	10.84	10.50	3.2
Aircraft at end of period	224	224	—

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

Three Months Ended March 31, 2007
Compared with the
Three Months Ended March 31, 2006
Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,244	$1,159	7.3
Express passenger	461	458	0.7
Cargo	31	29	6.9
Other	159	156	1.9

Total operating revenues	$1,895	$1,802	5.2

     For the three months ended March 31, 2007, total operating revenues were $1.90 billion, an increase of $93 million from the 2006 period. Passenger revenues were $1.24 billion in the first quarter of 2007 compared to $1.16 billion in the first quarter of 2006. RPMs increased 5.9% as mainline capacity, as measured by ASMs, increased 4.0%, resulting in a 1.3 point increase in load factor to 76.5%. Passenger yield increased 1.5% to 14.17 cents in the first quarter of 2007 from 13.97 cents in the first quarter of 2006. PRASM increased 3.2% to 10.84 cents in the first quarter of 2007 from 10.50 cents in the first quarter of 2006. The increase in yield and PRASM were due to improvements in the revenue environment resulting from reductions in industry capacity.
     Express passenger revenues were $461 million for the first quarter of 2007, an increase of $3 million from the first quarter of 2006. Express RPMs increased by 1.2% as Express capacity, as measured by ASM’s, decreased 3.1%, resulting in a 2.8 point increase in load factor to 66.4%. The increase in RPMs was substantially offset by a decrease in yield, which decreased 0.5% to 28.77 cents in the first quarter of 2007 from 28.92 cents in the first quarter of 2006.
     Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$348	$349	(0.3)
Salaries and related costs	353	329	7.3
Aircraft rent	97	99	(2.0)
Aircraft maintenance	99	87	13.8
Other rent and landing fees	82	95	(13.7)
Selling expenses	69	67	3.0
Special items, net	26	(15)	nm
Depreciation and amortization	34	36	(5.6)
Other	211	213	(0.9)

Total mainline operating expenses	1,319	1,260	4.7
Express expenses:
Fuel	115	126	(8.7)
Other	377	373	1.1

Total operating expenses	$1,811	$1,759	3.0

     Total operating expenses in the first quarter of 2007 were $1.81 billion, an increase of $52 million or 3.0%, compared to the 2006 period. Mainline operating expenses were $1.32 billion in the 2007 period, an increase of $59 million from the 2006 period. The increase in operating expenses was due principally to the period-over-period increase in special items, net. The 2007 period included charges from special items of $26 million (transition expenses), compared to net credits of $15 million in the first quarter of 2006. The credits from special items in the first quarter of 2006 were principally the result of a $40 million gain associated with the return of equipment deposits upon the forgiveness of a loan with Airbus, offset by $25 million of merger related transition expenses.
     Other significant changes in the components of mainline operating expenses are as follows:
•	Salaries and related costs increased 7.3% primarily due to higher flight operation salaries driven by a 4.6% increase in block hours in the first quarter of 2007 compared to the first quarter of 2006.

•	Aircraft maintenance expense increased 13.8% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements in the first quarter of 2007 compared to the first quarter of 2006 and as a result of expenses in the first quarter of 2007 associated with aircraft lease returns scheduled for the second half of 2007.

•	Other rent and landing fees expense decreased 13.7% as a result of the merger due principally to the closure of former US Airways facilities on the East Coast and a reduction of equipment rent due to IT synergies.
     Express expenses were $492 million in the first quarter of 2007 compared to $499 million in the first quarter of 2006. Express fuel costs decreased by $11 million, which was offset by a $4 million increase in Express operating expenses in the first quarter of 2007 compared to the same period in 2006. The decrease in fuel costs is due to a decrease in the average fuel price per gallon. Contributing to lower fuel costs was a 1.4% decrease in gallons consumed due to a decrease in block hours in the first quarter of 2007 compared to the first quarter of 2006.
Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense)
Interest income	$22	$14	57.1
Interest expense, net	(56)	(55)	1.8
Other, net	2	(2)	nm

Total nonoperating expense	$(32)	$(43)	(25.6)

     US Airways had net nonoperating expenses of $32 million in the first quarter of 2007 as compared to net nonoperating expenses of $43 million in the first quarter of 2006. Interest income increased $8 million to $22 million in the first quarter of 2007 due to higher average cash balances and higher average rates of return on investments. Interest expense was $56 million in the first quarter of 2007 and relatively flat compared to the first quarter of 2006.
Liquidity and Capital Resources
   Sources and Uses of Cash
     US Airways Group
     As of March 31, 2007, our cash, cash equivalents, short-term investments and restricted cash was $3.26 billion, of which $2.53 billion was unrestricted. In April 2007, the amount of cash restricted for use decreased by $198 million due to a reduction in reserves required under an agreement for processing our credit card transactions.
     Net cash provided by operating activities for the first three months of 2007 was $322 million. This compares to net cash provided by operating activities of $211 million for the first three months of 2006. The period-over-period increase in net cash provided by operating activities of $111 million is primarily the result of an increase in cash received from the sale of miles to credit card companies, which revenue is deferred, due to increased activity and higher rates at which the miles are sold. Also contributing to the increase was the change in fulfilling US Airways Vacations tour package sales in June 2006 from an outsourced vendor to managed in-house, which increased prepayment deposits.
     In the first three months of 2007, net cash used in investing activities was $563 million. This compares to net cash used in investing activities of $459 million for the first three months of 2006. Principal investing activities during the first three months of 2007 included purchases of property and equipment totaling $86 million, including the purchase of one Embraer 190 aircraft, one spare engine, and ground equipment to better support the Company’s flight operations, net purchases of short-term investments of $405 million, and a $70 million increase in restricted cash due to an increase in cash reserves required under an agreement for processing credit card transactions. Principal investing activities during the first three months of 2006 also included purchases of property and equipment totaling $86 million, including the purchase of three used Boeing 757-200 aircraft, net purchases of short-term investments of $159 million, and an increase in restricted cash of $215 million. Restricted cash increased during the 2006 period due to an increase in reserves required under agreements for processing the Company’s credit card transactions.
     In the first three months of 2007, net cash used for financing activities was $4 million. This compares to net cash provided by financing activities of $110 million for the first three months of 2006. Principal financing activities in 2007 included proceeds from the issuance of $1.6 billion of debt under a new credit facility and $22 million of equipment notes issued to finance the acquisition of one Embraer 190 aircraft. Debt repayments totaled $1.63 billion and included the repayment in full, using the proceeds from the new credit facility, of the outstanding balance on the Company’s GE loan of $1.25 billion, the prepayment of miles by Juniper Bank of $325 million and the outstanding balance under a GECC credit facility of $19 million. Principal financing activities in 2006 included proceeds from the issuance of debt of $1.23 billion, including a $64 million draw on one of the Airbus loans, $48 million of equipment notes issued to finance the acquisition of three used Boeing 757-200 aircraft and the issuance of the $1.1 billion GE loan. Debt repayments totaled $1.12 billion and included the repayment in full, with the proceeds from the GE loan, of balances outstanding on the Company’s ATSB loans of $801 million, Airbus loans of $161 million, and two GECC term loans of $110 million.
     AWA
     As of March 31, 2007, AWA’s cash, cash equivalents, short-term investments and restricted cash were $1.30 billion, of which $1.08 billion was unrestricted. In April 2007, the amount of cash restricted for use decreased by $76 million due to a reduction in reserves required under an agreement for processing our credit card transactions. We have the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. Net cash used for operating activities for the first three months of 2007 was $14 million. This compares to net cash used for operating activities of $3 million for the first three months of 2006. The period-over-period increase in cash used for operating activities of $11 million is primarily due to the decrease in AWA’s air traffic liability (ticket sales for transportation that has not yet been provided) of $115 million, offset by an increase in the net payable to related parties, principally US Airways. Concurrent with the migration of the AWA and US Airways reservations systems into one system in March 2007, all ticket sales for transportation previously issued by AWA are now issued by US Airways. Accordingly, all cash receipts for transportation sales are received by US Airways, which results in a greater number of cash transfers made to AWA from US Airways for AWA to meet its cash operating requirements.
     In the first three months of 2007, net cash used in investing activities was $447 million. This compares to net cash used in investing activities of $84 million for the first three months of 2006. Principal investing activities during the first three months of 2007 included purchases of property and equipment of $19 million, an increase in restricted cash of $7 million and net purchases of short-term investments of $418 million. Principal investing activities during the first three months of 2006 included purchases of property and equipment of $14 million and net purchases of short-term investments of $69 million.
     In the first three months of 2007, there were no cash transactions related to financing activities. This compares to net cash used for financing activities of $73 million for the first three months of 2006. Principal financing activities during the first three months of 2006 included a net decrease in payable to related parties of $72 million and debt repayments of $1 million.
     US Airways
     As of March 31, 2007, US Airways’ cash, cash equivalents, short-term investments and restricted cash were $1.93 billion, of which $1.41 billion was unrestricted. In April 2007, the amount of cash restricted for use decreased by $122 million due to a reduction in reserves required under an agreement for processing our credit card transactions. We have the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. Net cash provided by operating activities for the first three months of 2007 was $358 million, as compared to net cash provided by operating activities of $222 million for the first three months of 2006. The period-over-period increase of $136 million is primarily the result of the increase in air traffic liability (ticket sales for transportation that has not yet been provided) and an increase in accounts payable. These increases were offset by a decrease in the net payable to related parties, principally AWA. Concurrent with the migration of the AWA and US Airways reservations systems into one system in March 2007, all ticket sales for transportation previously issued by AWA are now issued by US Airways. Accordingly, all cash receipts for transportation sales are received by US Airways, which results in a greater number of cash transfers made to AWA from US Airways for AWA to meet its cash operating requirements.
     In the first three months of 2007, net cash used in investing activities was $110 million. This compares to net cash used for investing activities of $370 million for the first three months of 2006. Principal investing activities during the first three months of 2007 included purchases of property and equipment of $61 million including the purchase of one Embraer 190 aircraft, one spare engine, and ground equipment to better support US Airways flight operations, net proceeds from the sale of short-term investments of $13 million, and an increase in restricted cash of $62 million. Principal investing activities during the first three months of 2006 included purchases of property and equipment of $68 million, including the purchase of three used Boeing 757-200 aircraft, purchases of short-term investments of $89 million, and an increase in restricted cash of $213 million. Changes in the restricted cash balances for the 2006 and 2007 periods are due to changes in reserves required under agreements for processing the US Airways’ credit card transactions.
     In the first three months of 2007, net cash used in financing activities was $32 million. This compares to net cash provided from financing activities of $176 million for the first three months of 2006. Principal cash financing activities in the first quarter of 2007 included the issuance of $22 million of debt to finance the acquisition of one Embraer 190 aircraft, and debt repayments of $54 million, including the repayment of the outstanding balance of debt under a GECC credit facility of $19 million and other scheduled payments on equipment notes. Principal cash financing activities in 2006 included a net increase in payables to related parties of

$172 million, the issuance of $48 million of debt to finance the acquisition of three used Boeing 757-200 aircraft and debt repayments of $44 million of scheduled payments on equipment notes.
Commitments
     As of March 31, 2007, we had $3.13 billion of long-term debt (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2006 Form 10-K.
Refinancing Transaction — On March 23, 2007, we entered into a new term loan credit facility (“New Credit Facility”) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders, pursuant to which the Company borrowed an aggregate principal amount of $1.6 billion. AWA, US Airways and certain other subsidiaries of US Airways Group are guarantors of the New Credit Facility.
     The proceeds of the New Credit Facility were used to repay in full the following indebtedness:
•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with General Electric Capital Corporation (“GECC”) and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loan was $1.25 billion.

•	The Juniper pre-paid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC. At the time of the repayment, the total outstanding balance was $325 million.

•	The credit facility with GECC, amended in July 2005 with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.
     The New Credit Facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the New Credit Facility may be adjusted based on the credit rating for the New Credit Facility as follows: (i) if the credit ratings of the New Credit Facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted New Credit Facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the New Credit Facility principal balance, and (ii) if the credit ratings of the New Credit Facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on the closing date, then (A) the applicable LIBOR margin would be 2.00% and (B) the applicable index margin will be 1.00%.
     The New Credit Facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
     In addition, the New Credit Facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The New Credit Facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. At March 31, 2007, we were in compliance with all debt covenants.
Embraer Purchase Commitments
     On June 13, 2006, we and Embraer executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement. In accordance with the terms of these agreements, we placed an initial firm order for 25 Embraer 190 aircraft and an additional firm order for 32 Embraer 190 aircraft. The progress and deposit payments totaling approximately $18 million previously paid by us to Embraer in accordance with the terms of the Purchase Agreement dated as of May 9, 2003, will be applied to these orders in accordance with the terms of the amended and restated agreements. In addition, we have the option to purchase up to 50 additional Embraer 190 aircraft and to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft. On July 21,

     2006, we assigned 30 of the purchase options to Republic Airlines Inc. On January 12, 2007, we assigned eight additional purchase options to Republic Airlines. We purchased and took delivery of two Embraer 190 aircraft in December 2006. We took delivery of one Embraer 190 aircraft in March 2007 and expect to take delivery of eight additional Embraer 190s in 2007 and 14 Embraer 190 aircraft in 2008.
Asset Based Financings
     On March 31, 2006, US Airways entered into a loan agreement with Landesbank Baden-Württemberg (“LBBW”) as Loan Participant and Arranger, Wells Fargo Bank Northwest, National Association, as Security Trustee, and US Airways Group, as guarantor, in the amount of $48 million. The LBBW loan bears interest at a rate of LIBOR plus a margin, subject to adjustment, with $46.5 million of the loan amortizing over ten years and $1.5 million of the loan amortizing over three quarterly installments on the first three interest payment dates. The LBBW loan is secured by three Boeing 757 aircraft that we purchased in February 2006. As of March 31, 2007, the remaining debt with LBBW was $43 million.
     On October 18, 2006, US Airways entered into a facility agreement with The Royal Bank of Scotland, PLC (“RBS”) as Lender and Arranger, Wells Fargo Bank Northwest, National Association, as Indenture Trustee, and AWA, as guarantor, in the total aggregate amount of $242 million to finance the acquisition of eleven Embraer 190 aircraft. The RBS loan bears interest at a rate of LIBOR plus a margin, and is amortized over twelve years with a balloon payment at maturity. As of March 31, 2007, $66 million of the RBS loan is outstanding and secured by three Embraer 190 aircraft that we purchased between December 2006 and March 2007.
     Restructuring of Affinity Credit Card Partner Agreement
     In connection with the merger, AWA, pre-merger US Airways Group and Juniper Bank, a subsidiary of Barclays PLC, entered into an amended credit card agreement on August 8, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card. The amended credit card agreement went into effect on January 1, 2006. Prior to that date, the AWA credit card program was administered by Bank of America, N.A. (USA), under an agreement that terminated on December 31, 2005.
     US Airways’ credit card program was also administered by Bank of America, N.A. (USA) prior to the merger. On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America, and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, there is a dual branding period during which both Juniper and Bank of America are running separate credit card programs for us. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA. (See Part II, Item 1, “Legal Proceedings.”)
     The amended credit card agreement with Juniper took effect at the effective time of the merger. The credit card services provided by Juniper under the amended credit card agreement commenced in early January 2006, and will continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.
     Under the amended credit card agreement, Juniper pays us fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper also agreed to pay a one-time bonus payment of $130 million following the effectiveness of the merger and an annual bonus of $5 million to us, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card. The one-time bonus was paid to us on October 3, 2005. If Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period with Bank of America, we must repay this bonus payment and repurchase unused pre-paid miles with interest, plus repay a $20 million bonus payment AWA received under the original credit card agreement with Juniper and pay $50 million in liquidated damages. As of March 31, 2007, we have not recorded income from the bonus payments and have a deferred liability of $150 million recorded in other long-term liabilities.
     On October 3, 2005, Juniper pre-paid for miles totaling $325 million, subject to the same conditions as apply to the $130 million bonus payment described above. To the extent that these miles were not used by Juniper as allowed under the co-branded credit card program in certain circumstances, we agreed to repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper, until paid in full. We made monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that had not been used by Juniper in connection with the co-branded credit card program and had not been repurchased by us. We were required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment was recorded as additional indebtedness in our consolidated financial statements and of AWA. As discussed above, proceeds from the New Credit Facility were used to repay the pre-purchased miles in full on March 23, 2007.
     Juniper requires us to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires us to maintain certain financial ratios beginning January 1,

     2006. As of March 31 2007, we were in compliance with these ratios. Juniper may, at its option, terminate the amended credit card agreement, make payments to us under the amended credit card agreement in the form of pre-purchased miles rather than cash, or require us to repurchase the pre-purchased miles before the fifth year prior to the expiration date in the event that we breach our obligations under the amended credit card agreement, or upon the occurrence of certain events.
Covenants and Credit Rating
     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.” As of March 31, 2007, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
     Our credit ratings, like those of most airlines, are relatively low, with S&P’s assessment of the issuer credit rating for us and US Airways at B– and our senior unsecured debt rating at CCC. Fitch’s ratings for our long-term debt and senior unsecured debt are CCC and CC, respectively. Moody’s has rated our long-term corporate family rating at B3. AWA is no longer rated separately. A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.
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
     There have been no material changes in our off-balance sheet arrangements as set forth in our 2006 Form 10-K.

Other Indebtedness and Obligations
     The following table provides details of our future cash contractual obligations as of March 31, 2007 (in millions):

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
US Airways Group (1)
Debt (2)	$––	$16	$16	$16	$16	$1,610	$1,674
Aircraft related and other commitments	263	442	40	48	239	1,429	2,461
US Airways (3)
Debt and capital lease obligations	47	87	87	92	105	976	1,394
Aircraft purchase and operating lease commitments	403	598	530	488	471	3,067	5,557
Regional capacity purchase agreements (5)	773	1,194	1,248	1,273	1,298	7,277	13,063
AWA (3)
Debt and capital lease obligations	2	2	30	––	—	30	64
Aircraft purchase and operating lease commitments	324	691	1,133	773	258	1,660	4,839
Regional capacity purchase agreements (5)	404	530	541	552	563	287	2,877
Other US Airways Group subsidiaries (4)	8	10	4	1	1	2	26

Total	$2,224	$3,570	$3,629	$3,243	$2,951	$16,338	$31,955

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group, AWA and US Airways under which each entity is jointly and severally liable.

(2)	Includes $74 million aggregate principal amount of 7% senior convertible notes due 2020 issued by US Airways Group and the $1.6 billion New Credit Facility due March 23, 2014.

(3)	Commitments listed separately under US Airways or AWA represent commitments under agreements entered into separately by those companies.

(4)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.

(5)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.
     The Company expects to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the New Credit Facility and our amended credit card agreement with Juniper contain minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.
Critical Accounting Policies and Estimates
     In the first quarter of 2007, there were no significant changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2006 Form 10-K.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. We adopted EITF 06-3 during the first quarter of 2007. We collect various excise taxes on ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on our consolidated financial statements.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. We currently use the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 did not have any material impact on our consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
     Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel), interest rate risk and equity price risk. Our exposure to market risk from changes in commodity prices, interest rates and equity prices has not changed materially from our exposure discussed in our 2006 Form 10-K except as updated below.
Commodity price risk
     As of March 31, 2007, we have entered into costless collars to protect ourself from price risks. These transactions are in place with respect to approximately 36.5% and 1.8% of remaining projected 2007 and 2008 fuel requirements, respectively.
     The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At March 31, 2007, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $71 million. We estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $43 million.
Interest rate risk
     Our exposure to interest rate risk relates primarily to our variable rate long-term debt obligations. At March 31, 2007, our variable-rate long-term debt obligations of approximately $1.97 billion represented approximately 62.9% of our total long-term debt. If interest rates increased 10% in 2007, the impact on our results of operations would be approximately $15 million of additional interest expense.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of US Airways Group’s, AWA’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934) as of March 31, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in internal control over financial reporting.
     During the quarter ended March 31, 2007, there has been no change to US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting other than controls established to properly account for the merger and consolidation of acquired operations. US Airways Group will face significant challenges in integrating procedures and operations in a timely and efficient manner and retaining key personnel. Management will continue to evaluate its internal control over financial reporting as it executes merger integration activities as it is possible that integration activities could materially affect US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2007.
Part II. Other Information
Item 1. Legal Proceedings
     On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Reorganized Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim amount.
     On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against AMR Group, Inc., the parent company of American Airlines, along with its airline subsidiaries, in December 2003. This action has been stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. In the meantime, several foreign airline defendants were dismissed from the case for reasons unique to their status as foreign operators, and the remaining defendants in September 2005 obtained a ruling that there had been no infringement of any of I.A.P.’s patents. In October 2005, I.A.P. entered into consent judgments with several defendants. I.A.P. appealed the judgment in favor of Continental Airlines and the AMR Group defendants, but the trial court’s ruling was affirmed on November 13, 2006. No further appeals have been taken. I.A.P. did not file any claims against US Airways Group or any of its subsidiaries in the 2004 Bankruptcy.
On October 12, 2005, Bank of America, N.A., which is one of the issuing banks of the US Airways frequent flyer program credit card and which also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flyer credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flyer credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flyer credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by

Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America was equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. The Bankruptcy Court ruled in the alternative that US Airways did not breach its agreement with Bank of America to be the exclusive card issuer, but that US Airways had breached the “no shop” provision of the Bank of America agreement when US Airways negotiated with Juniper prior to reaching the Juniper agreement. Bank of America sought appeal of that ruling while it has continued to pursue certain administrative claims against US Airways in the Bankruptcy Court. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is ultimately successful. On July 19, 2006, the Eastern District of Virginia affirmed the Bankruptcy Court’s order in part, ruling that US Airways did not breach the exclusivity provisions of the contract. However, the Eastern District of Virginia reversed the Bankruptcy Court’s decision on equitable estoppel and remanded the remainder of the case to the Bankruptcy Court to take further evidence. Bank of America and US Airways have each appealed the July 19, 2006 ruling. On January 16, 2007, Bank of America amended its complaint to add additional breach of contract and tortious interference claims against US Airways and America West, as well as claims against Juniper. On April 16, 2007, the Fourth Circuit Court of Appeals dismissed both Bank of America’s and US Airways’ appeals of the July 19, 2006 ruling. All of Bank of America’s pending claims are now being litigated before the Bankruptcy Court.
     On February 9, 2007, passengers Daphne Renard and Todd Robins filed a class action suit against US Airways in San Francisco Superior Court. The complaint, which was later amended to include only Robins as a lead plaintiff, alleges that US Airways breached its contract of carriage by charging additional fares and fees, after the purchase of tickets on the usairways.com website, for passengers under two years of age who travel as “lap children,” meaning that the child does not occupy his or her own seat but travels instead on the lap of an accompanying adult. The named plaintiff alleges that he and his wife purchased international tickets through the website for themselves and a lap child. Plaintiff alleges that after initially receiving an electronic confirmation that there would be no charge for the lap child, they were later charged an additional $242.50. The complaint alleges a class period from February 9, 2002 to the present. US Airways has not yet responded to the complaint.
     We are unable to estimate at this time the amount of loss or probable losses, if any, that might result from an adverse resolution of the proceedings discussed above, and currently are unable to predict whether the outcome of these proceedings will have a material adverse effect on our results of operations or financial condition. We intend, however, to vigorously pursue all available defenses and claims in these matters.
Item 1A. Risk Factors
     Below are a series of risk factors that may affect our results of operations or financial performance. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of these risk factors on our business or the extent to which any factor or combination of factors may impact our business.
Risk Factors Relating to the Company and Industry Related Risks
Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs, significant disruptions in the supply of aircraft fuel or significant further increases in fuel costs could have a significant negative impact on our operating results.
     Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Although fuel prices recently have decreased from historically high levels, fuel prices have increased substantially over the past several years. Due to the competitive nature of the airline industry and market forces, we can offer no assurance that we may be able to increase our fares or otherwise increase revenues sufficiently to offset fuel prices. Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability or price of aircraft fuel. In addition, from time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited. See also the discussion in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.
     We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases of airport and other facilities and other cash obligations. We also have guaranteed costs associated with our regional alliances and commitments to purchase aircraft. As a result of the substantial fixed costs associated with these obligations:

•	A decrease in revenues results in a disproportionately greater percentage decrease in earnings.

•	We may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase.

•	We may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures.

•	We may not have sufficient liquidity to respond to competitive developments and adverse economic conditions.
     Our obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our existing indebtedness is secured by substantially all of our assets. Moreover, the terms of our New Credit Facility require us to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. Our affinity credit card partner agreement with Juniper Bank, a subsidiary of Barclays PLC, requires us to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement.
     Our ability to pay the fixed costs associated with our contractual obligations depends on our operating performance and cash flow, which in turn depend on general economic and political conditions. A failure to pay our fixed costs or a breach of the contractual obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by the credit card servicers and the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our contractual obligations, repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.
Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.
     Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the National Mediation Board.
     Although in most circumstances the RLA prohibits strikes, after release by the National Mediation Board carriers and unions are free to engage in self-help measures such as strikes and lock-outs. None of the US Airways labor agreements become amendable until December 31, 2009. Of the AWA labor agreements, four are currently amendable. There is also a risk that disgruntled employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other action short of a full strike that could individually or collectively harm the operation of the airline and impair its financial performance. This risk is heightened during our current negotiations for post-merger integrated labor agreements.
We rely heavily on automated systems to operate our business and any failure of these systems, or the failure to integrate them successfully following the merger, could harm our business.
     To operate our business we depend on automated systems, including our computerized airline reservation systems, our flight operations systems, our telecommunication systems and our websites. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information on a timely and reliable basis. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline.
     Integration of automated airline systems is difficult, and we have encountered complications and difficulties in integrating some of our automated systems and have not completed those integration efforts, including efforts to combine our two computerized airline reservations systems. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business, and any sustained disruption in these systems could have a material adverse effect on our business.
We might not be able to fully realize the synergies generated by the merger.
     In deciding to enter into the merger agreement, US Airways Group and America West Holdings considered the long-term benefits of operating as a combined company, including, among others, an enhanced ability to compete in the airline industry and the fact that the proprietary brands of the combined company would permit US Airways Group to further differentiate itself from other airline companies. The success of the merger depends, in part, on our ability to continue to realize the anticipated revenue opportunities and cost savings from combining the businesses of US Airways Group and America West Holdings. We must continue to combine the businesses of US Airways Group and America West Holdings in a manner that permits those costs savings and other synergies to be realized in a timely fashion. In addition, we must achieve these savings without adversely affecting revenues or suffering a business interruption. If we are not able to achieve these objectives, the anticipated long-term benefits of the merger may not be realized fully.
The integration of US Airways Group and America West Holdings following the merger continues to present significant challenges.
     US Airways Group and America West Holdings face significant challenges in consolidating functions and integrating their organizations, procedures and operations in a timely and efficient manner, including our ongoing efforts to combine our two computerized airline reservation systems following the initial cutover in early March. The integration of US Airways Group and America West Holdings has been and will continue to be costly, complex and time consuming, and management will continue to devote substantial effort to that integration and may have its attention diverted from ongoing operational matters or other strategic opportunities.
The inability to maintain labor costs at competitive levels could harm our financial performance.
     Our business plan includes assumptions about labor costs going forward. Currently, the labor costs of both AWA and US Airways are very competitive and very similar; however, we cannot assure you that labor costs going forward will remain competitive, because our agreements may become amendable, because competitors may significantly reduce their labor costs or because we may agree to higher-cost provisions in our current labor negotiations. Approximately 81% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions. In the United States, these employees are organized into nine labor groups represented by five different unions at US Airways, ten labor groups represented by five different unions at AWA, four labor groups represented by four different unions at Piedmont, and five labor groups represented by five different unions at PSA. There are additional unionized groups of US Airways employees abroad.
     Some of our unions have brought grievance arbitrations in the context of the labor integration process. Unions may bring additional court actions or grievance arbitrations and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues in the context of the merger could create additional costs that we did not anticipate.
Our future growth is dependent on obtaining adequate operating facilities at airports throughout our network.
     In order to add new service and grow our presence in key airports and markets, or start service to new destinations, we must be able to obtain adequate gates, ticketing facilities, operations areas, slots (where applicable) and office space. For example, at our largest hub airport, we are seeking to increase international service despite challenging airport space constraints. Also, as airports around the world become more congested, we cannot always be sure that our plans for new service can be implemented in a commercially viable manner given operating constraints at airports throughout our network.
The travel industry continues to face ongoing security concerns.
     The attacks of September 11, 2001 and continuing terrorist threats materially impacted and continue to impact air travel. The Aviation and Transportation Security Act mandates improved flight deck security; deployment of federal air marshals on board flights; improved airport perimeter access security; airline crew security training; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced training and qualifications of security screening personnel; additional provision of passenger data to U.S. Customs and enhanced background checks. These increased security procedures introduced at airports since the attacks have increased costs to airlines. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had a disproportionate impact on short-haul travel, which constitutes a significant portion of US Airways’ flying and revenue. We would also be materially impacted in the event of further terrorist attacks or perceived terrorist threats.
Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity may adversely impact our operations and financial results.
     The success of our business depends on, among other things, the ability to operate a certain number and type of aircraft. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, operations and financial performance. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft. Such unanticipated extensions may require us to operate existing aircraft beyond the point of which it is economically optimal to retire them, resulting in increased maintenance costs. Additionally, there has been a recent increase in aircraft lease rates. If new aircraft orders are not filled on a timely basis, we could face higher monthly rental rates.

Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.
     A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part I, Item 3.
If we incur problems with any of our third party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
     Our reliance upon others to provide essential services on behalf of our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including Express operations, aircraft maintenance, ground facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third party service provider. Any material problems with the efficiency and timeliness of contract services could have a material adverse effect on our business, financial condition and results of operations.
Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.
     The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the Federal Aviation Administration (“FAA”), resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until August 31, 2007. Under Vision 100 – Century of Aviation Reauthorization Act, the President may continue the insurance program until March 30, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
Changes in government regulation could increase our operating costs and limit our ability to conduct our business.
     Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the Department of Transportation, the FAA, the Transportation Security Administration and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. The FAA has proposed a far-reaching set of rules governing flight operations at New York LaGuardia Airport after January 1, 2007. The new rules could result in dramatic changes to the type and number of services that we offer in the future at LaGuardia. Additional laws, regulations, taxes and airport rates and charges have been proposed or discussed from time to time, including by the current Congress, including recent discussions about a “passenger bill of rights,” and if adopted these could significantly increase the cost of airline operations or reduce revenues. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation may increase costs or restrict our operations.
Ongoing data security compliance requirements could increase our costs, and any significant data breach could harm our business, financial condition or results of operations.
     Our business requires the appropriate and secure utilization of customer and other sensitive information. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit existing vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store database information. Furthermore, there has been heightened legislative and regulatory focus on data security, including requiring varying levels of customer notification in the event of a data breach. Many of our commercial partners, including credit card companies, have imposed certain data security standards that we must meet. Failure to comply with the privacy and data use and security requirements of our partners or related laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business. In addition, failure to address appropriately these issues could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.
The airline industry is intensely competitive.
     Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than ours, and other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one other low-cost air carrier. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. In addition, because a significant portion of US Airways’ traffic is short-haul travel, US Airways is more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.
     Low cost carriers (including the new US Airways) have had a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares, particularly those targeted at business passengers, in order to shift demand from larger, more-established airlines. Some low cost carriers, which have cost structures lower than ours, have better financial performance and significant numbers of aircraft on order for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and could continue to have an impact on the overall performance of US Airways Group. There is ongoing speculation that some type of airline industry consolidation could occur in the near-term. While US Airways Group intends to aggressively protect its corporate interests, we cannot assure you that through consolidation or otherwise, combinations of other carriers would not negatively impact our business model, or that we would or would not be a participant in any industry consolidation scenario.
The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect the results of our operations or our financial performance.
     We believe that our future success will depend in large part on our ability to attract and retain highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel could adversely affect our business.
Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
     We operate principally through primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. A majority of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.
We are at risk of losses and adverse publicity stemming from any accident involving any of our aircraft.
     If one of our aircraft were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft and adversely impact our financial condition and operations.
Our business is subject to weather factors and seasonal variations in airline travel, which cause our results to fluctuate.
     Our operations are vulnerable to severe weather conditions in parts of our network that could disrupt service, create air traffic control problems, decrease revenue, and increase costs, such as during hurricane season in the Caribbean and Southeast United States, snow and severe winters in the Northeast United States and thunderstorms in the Eastern United States. In addition, the air travel business historically fluctuates on a seasonal basis. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. Our results of operations will likely reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year, and the prior results of America West Holdings and US Airways Group are not necessarily indicative of our future results.

The use of America West Holdings’ and US Airways Group’s respective pre-merger NOLs and certain other tax attributes could be limited in the future.
     As discussed below in “Risks Related to Our Common Stock — A small number of stockholders beneficially own a substantial amount of our common stock,” a significant portion of US Airways Group’s common stock is beneficially owned by a small number of equity investors. Some of these shareholders have sold portions of their holdings since the merger. In the event these shareholders sell a substantial portion of their shares in US Airways Group, each of US Airways Group and America West Holdings could be subject to an “ownership change,” as defined in Internal Revenue Code Section 382. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period since the last ownership change. When a company undergoes such an ownership change, Section 382 limits our future ability to utilize any net operating losses, or NOLs, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOLs arising after the ownership change is not affected.
Bankruptcy-related changes to employee benefit plans could lead to protracted litigation.
     US Airways Group and its subsidiaries sponsor employee benefit plans and arrangements that provide retirement, medical, disability and other benefits to our employees and participating retirees. Many of the benefits provided under these plans are mandated under various collective bargaining agreements, while others are provided on a voluntary basis as a means to recruit and retain valuable employees. Employee benefit plans in general are increasingly the subject of protracted litigation, especially following significant plan changes. Certain of the plans sponsored by the subsidiaries of US Airways Group underwent significant changes in connection with the recent bankruptcy reorganizations, including the termination of four defined benefit pension plans pursuant to agreements with the Pension Benefit Guaranty Corporation (the “PBGC”). While the PBGC retains the authority to restore some or all of the terminated plans, we believe that its ability to do so is limited given the Company’s emergence from bankruptcy and discharge from prior debts.
US Airways Group could experience significant operating losses in the future.
     Although US Airways Group reported an operating profit in 2006, there is no guarantee of future profitability. There are several reasons, including those addressed in these risk factors, why US Airways Group might fail to achieve profitability and might in fact experience significant losses. For example, the condition of the national economy has an impact on our revenue performance.
     Since early 2001, the U.S. airline industry’s revenue performance has fallen short of what would have been expected based on historical growth trends. This shortfall has been caused by a number of factors discussed in these risk factors.
Risks Related to Our Common Stock
Our common stock has limited trading history and its market price may be volatile.
     Our common stock began trading on the NYSE on September 27, 2005 upon the effectiveness of our merger. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
•	our operating results failing to meet the expectations of securities analysts or investors;

•	changes in financial estimates or recommendations by securities analysts;

•	material announcements by us or our competitors;

•	movements in fuel prices;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	public sales of a substantial number of shares of our common stock; and

•	general market conditions.

Conversion of our convertible notes will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.
     The conversion of some or all of the US Airways Group’s 7% senior convertible notes due 2020 will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.
A small number of stockholders beneficially own a substantial amount of our common stock.
     A significant portion of US Airways Group’s common stock is beneficially owned by a relatively small number of equity investors. As a result, until these stockholders sell a substantial portion of their shares, they will have a greater percentage vote in matters that may be presented for a vote to stockholders than most other stockholders. This may make it more difficult for other stockholders to influence votes on matters that may come before stockholders of US Airways Group. In addition, sales of these shares into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders might consider beneficial.
     Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of US Airways Group and its stockholders. These provisions include, among other things, the following:
•	a classified board of directors with three-year staggered terms;

•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;

•	the ability of US Airways Group’s board of directors to fill vacancies on the board;

•	a prohibition against stockholders taking action by written consent;

•	a prohibition against stockholders calling special meetings of stockholders;

•	a requirement that holders of at least 80% of the voting power of the shares entitled to vote in the election of directors approve amendment of the amended and restated bylaws; and

•	super-majority voting requirements to modify or amend specified provisions of US Airways Group’s amended and restated certificate of incorporation.
     These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of US Airways Group’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable our board of directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, US Airways Group is subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders, such as our new equity investors, whose acquisition of US Airways Group’s securities is approved by the board of directors prior to the investment under Section 203.
Our charter documents include provisions limiting voting and ownership by foreign owners.
     Our amended and restated certificate of incorporation provides that shares of capital stock may not be voted by or at the direction of persons who are not citizens of the United States if the number of shares held by such persons would exceed 24.9% of the voting stock of our company. In addition, any attempt to transfer equity securities to a non-U.S. citizen in excess of 49.9% of our outstanding equity securities will be void and of no effect.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of US Airways Group, effective as of September 27, 2005.

4.1	Loan Agreement, dated March 23, 2007, among US Airways Group, Inc., as Borrower, certain subsidiaries of US Airways Group party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Bookrunner, Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger and Bookrunner and Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K dated March 23, 2007, filed on March 26, 2007).

10.1	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan.†

10.2	2007 Performance-Based Award Program under the US Airways Group, Inc. 2005 Equity Incentive Plan.†

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: April 26, 2007	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

America West Airlines, Inc. (Registrant)
Date: April 26, 2007	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

US Airways, Inc. (Registrant)
Date: April 26, 2007	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Bylaws of US Airways Group, effective as of September 27, 2005.

4.1	Loan Agreement, dated March 23, 2007, among US Airways Group, Inc., as Borrower, certain subsidiaries of US Airways Group party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Bookrunner, Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger and Bookrunner and Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K dated March 23, 2007, filed on March 26, 2007).

10.1	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan.†

10.2	2007 Performance-Based Award Program under the US Airways Group, Inc. 2005 Equity Incentive Plan.†

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.