Form 10-Q
period 2007-06-30
US AIRWAYS INC; AMERICA WEST AIRLINES INC; US AIRWAYS GROUP INC
filed 2007-07-26
CIK 714560, 706270, 701345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
As of July 20, 2007, there were approximately 91,537,958 shares of US Airways Group, Inc. common stock outstanding.
As of July 20, 2007, America West Airlines, Inc. had 1,000 shares of Class B common stock outstanding, all of which were held by America West Holdings Corporation.
As of July 20, 2007, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2007

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

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except share and per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Mainline passenger	$2,194	$2,186	$4,100	$3,996
Express passenger	737	780	1,346	1,392
Cargo	34	37	70	74
Other	190	168	371	341

Total operating revenues	3,155	3,171	5,887	5,803
Operating expenses:
Aircraft fuel and related taxes	658	669	1,208	1,223
Gain on fuel hedging instruments, net	(23)	(29)	(78)	(56)
Salaries and related costs	576	542	1,104	1,045
Express expenses	652	660	1,272	1,276
Aircraft rent	180	180	360	365
Aircraft maintenance	170	153	335	291
Other rent and landing fees	139	145	267	285
Selling expenses	125	121	231	228
Special items, net	27	35	66	(9)
Depreciation and amortization	46	45	90	90
Other	316	308	627	598

Total operating expenses	2,866	2,829	5,482	5,336

Operating income	289	342	405	467
Nonoperating income (expense):
Interest income	48	41	88	66
Interest expense, net	(69)	(72)	(140)	(147)
Other, net	3	—	(13)	(11)

Total nonoperating expense, net	(18)	(31)	(65)	(92)
Income before income taxes and cumulative effect of change in accounting principle	271	311	340	375
Income tax provision	8	6	11	6

Income before cumulative effect of change in accounting principle	263	305	329	369
Cumulative effect of change in accounting principle, net	—	—	—	1

Net income	$263	$305	$329	$370

Earnings per common share:
Basic:
Before cumulative effect of change in accounting principle	$2.88	$3.55	$3.60	$4.40
Cumulative effect of change in accounting principle	—	—	—	0.01

Earnings per share	2.88	3.55	3.60	4.41
Diluted:
Before cumulative effect of change in accounting principle	$2.77	$3.25	$3.46	$4.02
Cumulative effect of change in accounting principle	—	—	—	0.01

Earnings per share	2.77	3.25	3.46	4.03
Shares used for computation (in thousands):
Basic	91,477	85,886	91,420	83,794
Diluted	95,613	94,673	95,918	94,012
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$661	$1,116
Short-term investments	2,360	1,249
Restricted cash	2	1
Accounts receivable, net	541	388
Materials and supplies, net	242	223
Prepaid expenses and other	498	377

Total current assets	4,304	3,354
Property and equipment
Flight equipment	2,189	2,051
Ground property and equipment	646	598
Less accumulated depreciation and amortization	(668)	(583)

	2,167	2,066
Equipment purchase deposits	65	48

Total property and equipment	2,232	2,114
Other assets
Goodwill	623	629
Other intangibles, net	542	554
Restricted cash	497	666
Other assets, net	222	259

Total other assets	1,884	2,108

Total assets	$8,420	$7,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$107	$95
Accounts payable	439	454
Air traffic liability	1,267	847
Accrued compensation and vacation	204	262
Accrued taxes	218	181
Other accrued expenses	971	873

Total current liabilities	3,206	2,712
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,942	2,907
Deferred gains and credits	190	205
Postretirement benefits other than pensions	183	187
Employee benefit liabilities and other	579	595

Total noncurrent liabilities and deferred credits	3,894	3,894
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized, 91,942,094 and 91,528,101 shares issued and outstanding at June 30, 2007; 91,697,896 and 91,283,903 shares issued and outstanding at December 31, 2006	1	1
Additional paid-in capital	1,522	1,501
Accumulated other comprehensive income	3	3
Accumulated deficit	(193)	(522)
Treasury stock, common stock, 413,993 shares at June 30, 2007 and December 31, 2006	(13)	(13)

Total stockholders’ equity	1,320	970

Total liabilities and stockholders’ equity	$8,420	$7,576

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$671	$675
Cash flows from investing activities
Purchases of property and equipment	(201)	(113)
Purchases of short-term investments	(2,017)	(980)
Sales of short-term investments	906	309
Decrease (increase) in long-term restricted cash	168	(193)
Proceeds from disposition of assets	4	2
Increase in equipment purchase deposits	(17)	—

Net cash used for investing activities	(1,157)	(975)
Cash flows from financing activities
Repayments of debt	(1,638)	(1,128)
Proceeds from issuance of debt	1,666	1,375
Proceeds from issuance of common stock, net	3	25

Net cash provided by financing activities	31	272
Net decrease in cash and cash equivalents	(455)	(28)

Cash and cash equivalents at beginning of period	1,116	1,125

Cash and cash equivalents at end of period	$661	$1,097

Non-cash investing and financing activities
Notes payable cancelled under aircraft purchase agreement	$—	$4
Conversion of 7.5% Convertible Senior Notes, net discount of $17 million, to common stock	—	95
Equipment purchases financed by capital leases	—	3
Supplemental information
Cash paid for interest, net of amounts capitalized	$125	$124
Cash paid for income taxes	4	3
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
     Certain prior year amounts have been reclassified to conform to the 2007 presentation, including fuel costs from US Airways Group’s wholly owned subsidiary, MSC. MSC sells fuel to Mesa Airlines (“Mesa”), an independent Express carrier, specifically for use on US Airways Express flights operated by Mesa under a regional airline alliance agreement at a price that approximates MSC’s cost. Mesa in turn bills back US Airways Group under that agreement at the same cost billed by MSC. The costs associated with the regional airline alliance agreement, including fuel, were recorded as Express expenses. In the third quarter of 2006, the Company concluded that the net method of reporting the revenue and expense for the MSC fuel sales better reflects the nature of these transactions. Accordingly, the cost of the MSC fuel sales previously reflected in other operating expenses has been netted against the related revenue reported in other revenues. The expense associated with MSC fuel sales of $20 million and $37 million for the three and six month periods ended June 30, 2006, respectively, have been netted against the related other revenue. These changes have no impact on either operating income or net income for the three and six months ended June 30, 2006.
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
     There was no activity within other comprehensive income for the three and six months ended June 30, 2007 and 2006. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholders’ equity.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. As part of US Airways’ bankruptcy filings, the Internal Revenue Service and various state jurisdictions filed proofs of claim. Upon its emergence from bankruptcy, US Airways had established reserves for all IRS claims and state income tax claims as of the date of the bankruptcy filing on September 2004. All creditors, including the IRS and state and local taxing jurisdictions, had to timely file a proof of claim to support any tax deficiencies per the tax authority records. On February 15, 2007, US Airways and the IRS agreed to settle the IRS’s outstanding proofs of claim for $7 million. As of the end of the second quarter of 2007, the Company had remaining reserves of less than $1 million related to uncertain tax positions.
     All federal and state tax filings for US Airways Group and its subsidiaries as of December 31, 2005 have been timely filed. There are currently no federal or state audits in process. US Airways last federal income tax audit closed all tax years through December 31, 2002. AWA’s tax years through 2001 were closed by a signed IRS Form 870 on March 1, 2006. AWA’s tax year 2002 was closed by operation of the statute of limitation expiring, and there were no extensions filed.
     In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company adopted EITF 06-3 during the first quarter of 2007. US Airways Group collects various excise taxes on its ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.
2. Special items, net
     Special items as shown on the condensed consolidated statements of operations include the following charges (credits) for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Airbus restructuring (a)	$—	$—	$—	$(90)
Merger related transition expenses (b)	27	35	66	81

Special items, net	$27	$35	$66	$(9)

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between Airbus, US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with the terms of the Airbus loans. As a result, the Company recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the continuing effort to consolidate functions and integrate the Company’s organizations, procedures, and operations, the Company incurred $27 million of transition and merger integration costs in the second quarter of 2007. These items included $2 million in training and related expenses; $5 million in compensation expenses for equity awards granted in connection with the merger; $4 million of aircraft livery costs; $13 million in professional and technical fees related to the integration of the Company’s airline operations systems; $2 million related to reservation system migration expenses and $1 million of other expenses. During the second quarter of 2006, the Company incurred $35 million of transition and merger integration costs. These items included $8 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger; $11 million of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $2 million in merger related aircraft lease return expenses; $2 million of aircraft livery costs; $8 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings and fees related to the integration of the Company’s airline operations systems; $2 million in employee moving expenses; $1 million of transition-related sales and marketing program expenses and $1 million of other expenses.

In connection with the merger transition efforts noted above, the Company incurred $66 million of transition and merger integration costs in the first six months of 2007. These items included $10 million in training and related expenses; $13 million in compensation expenses for equity awards granted in connection with the merger; $11 million of aircraft livery costs; $24 million in professional and technical fees related to the integration of the Company’s airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $3 million of other expenses. During the first six months of 2006, the Company incurred $81 million of transition and merger integration costs. These items included $29 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger; $11 million of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $9 million in merger related aircraft lease return expenses; $9 million of aircraft livery costs; $15 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings; $5 million in employee moving expenses; $1 million of transition-related sales and marketing program expenses; $1 million of programming service expenses and $1 million of other expenses.

3. Earnings per share
     Basic earnings per share (“EPS”) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding employee stock options, employee stock appreciation rights, employee restricted stock units, warrants and convertible debt. The following table presents the computation of basic and diluted EPS for the three and six months ended June 30, 2007 and 2006 (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$263	$305	$329	$369
Cumulative effect of change in accounting principle	—	—	—	1

Net income	$263	$305	$329	$370

Weighted average common shares outstanding (in thousands)	91,477	85,886	91,420	83,794

Basic earnings per share:
Before cumulative effect of change in accounting principle	$2.88	$3.55	$3.60	$4.40
Cumulative effect of change in accounting principle	—	—	—	0.01

Net earnings per share	$2.88	$3.55	$3.60	$4.41

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$263	$305	$329	$369
Cumulative effect of change in accounting principle	—	—	—	1

Net income	263	305	329	370
Interest expense on 7.5% convertible senior notes	—	—	—	4
Interest expense on 7.0% senior convertible notes	1	3	3	5

Income for purposes of computing diluted net income per share	$264	$308	$332	$379

Share computation (in thousands):
Weighted average common shares outstanding	91,477	85,886	91,420	83,794
Dilutive effect of stock awards and warrants	1,086	2,469	1,448	2,158
Assumed conversion of 7.5% convertible senior notes	—	358	—	2,100
Assumed conversion of 7.0% senior convertible notes	3,050	5,960	3,050	5,960

Weighted average common shares outstanding as adjusted	95,613	94,673	95,918	94,012

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$2.77	$3.25	$3.46	$4.02
Cumulative effect of change in accounting principle	—	—	—	0.01

Earnings per share	$2.77	$3.25	$3.46	$4.03

     For the three and six months ended June 30, 2007, 2,808,083 and 1,811,278 stock options and stock appreciation rights are not included in the computation of diluted EPS because the exercise prices were greater than the average market price of common stock for the period. In addition, 29,500 performance-based restricted stock unit awards were excluded as the performance conditions had not been met as of June 30, 2007.
     For the three and six months ended June 30, 2006, 1,159,977 and 1,096,558 stock options and stock appreciation rights are not included in the computation of diluted EPS because the exercise prices were greater than the average market price of common stock for the period. In addition, 56,500 performance-based restricted stock unit awards were excluded as the performance conditions had not been met as of June 30, 2006.
4. Stock options
     Agreements with ALPA — US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of the Company’s common stock. The first tranche of 500,000 stock options was granted in January 2006 with an exercise price of $33.65 and the second tranche of 300,000 stock options was granted in January 2007 with an exercise price of $56.90. The exercise price for each grant is based on the average market price of the Company’s common stock for the 20 business days preceding the option issuance date, per the terms of the letter of agreement with ALPA. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of our plans.
     The per share fair value of the ALPA pilot stock options granted on January 31, 2007 was $18.02, calculated using a Black-Scholes option pricing model.
     There was no compensation expense related to the ALPA stock options in the second quarter of 2007 as the stock options fully vested on the grant date. The Company’s net income for the six months ended June 30, 2007 includes $5 million of compensation costs related to the ALPA stock option grant in January 2007. As of June 30, 2007, there were no unrecognized compensation costs related to stock options granted to ALPA pilots.
     Annual Incentive Grant — On April 11, 2007, the Company granted 690,928 stock appreciation rights (“SARs”) and 185,556 restricted stock units (“RSUs”) under the 2005 Equity Incentive Plan to certain individuals of the Company as part of the annual incentive grant.
     The per share fair value of the SARs and RSUs granted on April 11, 2007 was $17.65 and $45.01, respectively. The fair value of SARs was calculated using a Black-Scholes option pricing model.
     The compensation expense related to the SARs and RSUs granted as part of the annual incentive grant in the second quarter of 2007 was $1 million. The unrecognized compensation cost as of June 30, 2007 was $16 million, which is expected to be recognized over a weighted average period of 2.8 years.
5. Debt
     The following table details US Airways Group’s debt as of June 30, 2007 and December 31, 2006 (in millions). Variable interest rates listed are the rates as of June 30, 2007 unless noted.

	June 30,	December 31,
	2007	2006
Secured
Citicorp North America loan, variable interest rate of 7.86%, installments due through maturity	$1,600	$—
General Electric Capital Corporation loan	—	1,250
Equipment notes payable, variable interest rates of 6.89% to 9.65%	1,284	1,258
Slot financing, interest rate of 8%, installments due through 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	43	41
Senior secured discount notes, variable interest rate of 8.73%, installments due 2005 through 2009	33	33
GE Credit Facility	—	21
Capital lease obligations, computer software, installments due through 2008	2	2

	3,009	2,652

Unsecured
7% senior convertible notes, interest only payments until due in 2020	74	74
GE Engine Maintenance Term Note, variable interest of 9.37%, installments due 2008 through 2011	54	45
Industrial development bonds, fixed interest rate of 6.3% due 2023	29	29
Barclays prepaid miles (formerly Juniper prepaid miles)	—	325
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	167	483

Total long-term debt and capital lease obligations	3,176	3,135
Less: Unamortized discount on debt	(127)	(133)
Current maturities	(107)	(95)

Long-term debt and capital lease obligations, net of current maturities	$2,942	$2,907

     Refinancing Transaction — On March 23, 2007, US Airways Group entered into a new term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.6 billion. AWA, US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.

     The proceeds of the Citicorp credit facility were used to repay in full the following indebtedness:
•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with General Electric Capital Corporation (“GECC”) and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loan was $1.25 billion.

•	The Barclays prepaid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC that has since been renamed Barclays Bank Delaware (“Barclays”). At the time of the repayment, the total outstanding balance was $325 million.

•	The credit facility with GECC, amended in July 2005, with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.
     The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on the closing date, then (A) the applicable LIBOR margin would be 2.00% and (B) the applicable index margin will be 1.00%.
     The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments, with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
     In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires US Airways Group to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. The Company capitalized $4 million of debt issuance costs consisting principally of Citicorp credit facility arrangement fees which will be amortized over the life of the loan. The Company recorded a nonoperating expense of $18 million related to the write-off of unamortized debt issuance costs for the $1.25 billion GECC loan. At June 30, 2007, the Company was in compliance with all debt covenants.
6. Bankruptcy claims resolution
     Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.6 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline passed on September 15, 2006. As of June 30, 2007, there were approximately $317 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.

7. Income taxes
     The reorganization of the Company and merger with America West Holdings on September 27, 2005 resulted in a statutory “ownership change” as defined for purposes of Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any net operating losses, or NOL, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change.
     At December 31, 2006, the Company had $980 million of NOL to reduce future federal taxable income of which $795 million was available to offset federal taxable income in 2007. As a result of the merger, a significant portion of US Airways Group’s common stock has been beneficially owned by a small number of equity investors. Due to sales by these investors and purchases by other investors since the merger, the Company believes an “ownership change” occurred in the first half of 2007 for US Airways Group, as that term is defined in Section 382 of the Internal Revenue Code. Accordingly, the Company is in the process of determining the annual limitation such Section 382 ownership change will have on US Airways Group’s available NOL as of the date of the change. At this time the Company expects to pay minimal cash taxes for the remainder of 2007.
     The Company’s ability to utilize any new NOL arising after the ownership change is not affected.
     In the second quarter of 2007 and first six months of 2007, the Company used $89 million and $155 million, respectively, of federal NOL to reduce its income tax obligation. Utilization of this NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation was established through the recognition of tax expense, the decrease in the valuation allowance offsets the Company’s tax provision dollar for dollar.
     The Company expects to be subject to Alternative Minimum Tax Liability (“AMT”) for the full year 2007. In most cases the recognition of AMT does not result in tax expense. However, since the Company’s net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The Company recorded state income tax expense related to certain states where NOL was either limited or not available to be used.
     The Company recorded $8 million and $11 million of tax provision in the second quarter of 2007 and the first six months of 2007, respectively, which included $2 million of AMT expense and $6 million of state tax expense for the second quarter of 2007 and $3 million of AMT expense and $8 million of state tax expense for the first six months of 2007.
     US Airways utilized state NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance will reduce goodwill instead of the provision for income taxes. Accordingly, included in the Company’s state tax provision described above, the Company recognized $5 million of non-cash tax expense in the second quarter of 2007 and $6 million for the first six months of 2007.

8. Express expenses
     Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express, and expenses associated with AWA’s regional alliance agreement with Mesa, are classified as Express expenses on the condensed consolidated statements of operations. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete, and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Aircraft fuel and related taxes	$187	$203	$340	$376
Salaries and related costs	63	64	126	130
Capacity purchases	260	253	519	475
Aircraft rent	13	13	25	35
Aircraft maintenance	17	18	38	37
Other rent and landing fees	28	33	56	64
Selling expenses	46	41	81	75
Depreciation and amortization	5	6	12	12
Other expenses	33	29	75	72

Express expenses	$652	$660	$1,272	$1,276

9. ARINC subsequent event
     On July 3, 2007, US Airways entered into a Stock Purchase Agreement (the “Purchase Agreement”) between US Airways and certain other major air carriers as sellers (the “Sellers”), ARINC Incorporated, a Delaware corporation (“ARINC”), and Radio Acquisition Corp., an affiliate of The Carlyle Group, as the purchaser (the “Purchaser”). The Sellers collectively hold more than 90% of the common stock of ARINC, with US Airways individually holding 4.4% of the common stock of ARINC. Under the Purchase Agreement, US Airways and the other Sellers have agreed to sell to the Purchaser all of the common stock held by the Sellers in ARINC. The sale of ARINC to the Purchaser is expected to close prior to October 31, 2007. US Airways expects to receive, upon closing, proceeds of approximately $28 million for its ARINC shares, and to record a gain on such sale of approximately $21 million. The closing of the transaction is subject to the satisfaction of a number of conditions, many of which are beyond US Airways’ control, and no assurance can be given that such closing will occur.

Item 1B. Condensed Consolidated Financial Statements of America West Airlines, Inc.
America West Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Mainline passenger	$689	$747	$1,351	$1,399
Express passenger	173	184	322	337
Cargo	5	7	11	16
Other	35	43	84	90

Total operating revenues	902	981	1,768	1,842
Operating expenses:
Aircraft fuel and related taxes	238	242	439	447
Gain on fuel hedging instruments, net	(23)	(29)	(78)	(56)
Salaries and related costs	189	191	363	366
Express expenses	161	159	306	305
Aircraft rent	82	85	165	171
Aircraft maintenance	76	73	142	125
Other rent and landing fees	45	45	91	90
Selling expenses	37	42	74	81
Special items, net	10	23	23	(7)
Depreciation and amortization	11	10	22	21
Other	101	79	199	155

Total operating expenses	927	920	1,746	1,698

Operating income (loss)	(25)	61	22	144
Nonoperating income (expense):
Interest income	17	20	36	33
Interest expense, net	(1)	(10)	(11)	(37)
Other, net	1	1	1	(10)

Total nonoperating income (expense), net	17	11	26	(14)
Income (loss) before income taxes and cumulative effect of change in accounting principle	(8)	72	48	130
Income tax provision	—	4	—	4

Income (loss) before cumulative effect of change in accounting principle	(8)	68	48	126
Cumulative effect of change in accounting principle, net	—	—	—	1

Net income (loss)	$(8)	$68	$48	$127

See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$76	$620
Short-term investments	1,001	506
Accounts receivable, net	55	181
Materials and supplies, net	80	76
Prepaid expenses and other	261	234

Total current assets	1,473	1,617
Property and equipment
Flight equipment	341	343
Ground property and equipment	390	372
Less accumulated depreciation and amortization	(444)	(426)

	287	289
Equipment purchase deposits	31	16

Total property and equipment	318	305
Other assets
Restricted cash	142	211
Other assets, net	72	70

Total other assets	214	281

Total assets	$2,005	$2,203

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Current maturities of debt and capital leases	$2	$2
Accounts payable	130	224
Payables to related parties, net	1,312	720
Air traffic liability	95	359
Accrued compensation and vacation	91	144
Accrued taxes	37	80
Other accrued expenses	145	195

Total current liabilities	1,812	1,724
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	59	384
Deferred credits	28	32
Employee benefit liabilities and other	205	210

Total noncurrent liabilities and deferred credits	292	626
Stockholder’s deficit
Common stock, $0.01 par value; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	555	555
Accumulated deficit	(654)	(702)

Total stockholder’s deficit	(99)	(147)

Total liabilities and stockholder’s deficit	$2,005	$2,203

See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2007	2006
Net cash provided by (used for) operating activities	$(82)	$216
Cash flows from investing activities
Purchases of property and equipment	(24)	(34)
Purchases of short-term investments	(677)	(379)
Sales of short-term investments	182	242
Decrease (increase) in long-term restricted cash	69	(62)
Proceeds from disposition of assets	3	—
Decrease (increase) in equipment purchase deposits	(15)	1

Net cash used for investing activities	(462)	(232)
Cash flows from financing activities
Repayments of debt	—	(2)
Net decrease in payables to related parties	—	(201)

Net cash used for financing activities	—	(203)
Net decrease in cash and cash equivalents	(544)	(219)
Cash and cash equivalents at beginning of period	620	632

Cash and cash equivalents at end of period	$76	$413

Non-cash investing and financing activities
Repayment of Barclays prepaid miles by parent	$325	$—
Repayment of ATSB, Airbus, and GECC loans by parent	—	520
Notes payable cancelled under aircraft purchase agreement	—	4
Loan proceeds received by parent	—	64
Conversion of 7.5% Convertible Senior Notes, net of discount of $17 million, to common stock of US Airways Group	—	95
Equipment purchases financed by capital leases	—	3
Supplemental information
Cash paid for interest, net of amounts capitalized	$10	$22
Cash paid for income taxes	—	3
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
     There was no activity within other comprehensive income for the three and six months ended June 30, 2007 and 2006. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholder’s equity.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. AWA adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on AWA’s consolidated financial statements. All federal and state tax filings for AWA as of December 31, 2005 have been timely filed. There are currently no federal or state audits in process. AWA’s tax years through 2001 are closed by a signed IRS Form 870 on March 1, 2006. AWA’s tax year 2002 was closed by operation of the statute of limitation expiring, and there were no extensions filed.
     In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. AWA adopted EITF 06-3 during the first quarter of 2007. AWA collects various excise taxes on its ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 did not have a material impact on AWA’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. AWA will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on AWA’s consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on AWA’s consolidated financial statements.
2. Special items, net
     Special items as shown on the condensed consolidated statements of operations include the following charges (credits) for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Airbus restructuring (a)	$—	$—	$—	$(51)
Merger related transition expenses (b)	10	23	23	44

Special items, net	$10	$23	$23	$(7)

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between Airbus, US Airways Group, US Airways, Inc. (“US Airways”) and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with the terms of the Airbus loans. As a result, AWA recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $51 million, consisting of the $50 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the continuing effort to consolidate functions and integrate organizations, procedures, and operations with US Airways, AWA incurred $10 million of transition and merger integration costs in the second quarter of 2007. These items included $1 million in training and related expenses; $1 million in compensation expenses for equity awards granted in connection with the merger; $5 million in professional and technical fees related to the integration of the airline operations systems; and $3 million of aircraft livery costs. During the second quarter of 2006, AWA incurred $23 million of transition and merger integration costs. These items included $3 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger; $12 million of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $2 million in merger related aircraft lease return expenses; $1 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of the airline operations systems and $1 million of transition-related sales and marketing program expenses.

In connection with the merger transition efforts noted above, AWA incurred $23 million of transition and merger integration costs in the first six months of 2007. These items included $3 million in training and related expenses; $3 million in compensation expenses for equity awards granted in connection with the merger; $9 million in professional and technical fees related to the integration of the airline operations systems; $7 million of aircraft livery costs and $1 million of other expenses. In the first six months of 2006, AWA incurred $44 million of transition and merger integration costs. These items included $7 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger; $12 million of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $9 million in merger related aircraft lease return expenses; $6 million of aircraft livery costs; $7 million in professional and technical fees related to the integration of the airline operations systems; $2 million of transition-related sales and marketing program expenses and $1 million of other expenses.

3. Stock options
     Annual Incentive Grant — On April 11, 2007, US Airways Group granted 690,928 stock appreciation rights (“SARs”) and 185,556 restricted stock units (“RSUs”) under the US Airways Group 2005 Equity Incentive Plan to certain individuals of US Airways Group as part of the annual incentive grant.
     The per share fair value of the SARs and RSUs granted on April 11, 2007 was $17.65 and $45.01, respectively. The fair value of SARs was calculated using a Black-Scholes option pricing model.
     The compensation expense recorded by US Airways Group related to the SARs and RSUs granted as part of the annual incentive grant in the second quarter of 2007 was $1.4 million. Of this amount, $0.5 million was allocated to the financial statements of AWA and $0.9 million was allocated to the financial statements of US Airways. The unrecognized compensation cost as of June 30, 2007 was $16 million, which will be allocated to the respective statements of operations of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 2.8 years.
4. Debt
     The following table details AWA’s debt as of June 30, 2007 and December 31, 2006 (in millions). Variable interest rates listed are the rates as of June 30, 2007 unless noted.

	June 30,	December 31,
	2007	2006
Secured
Senior secured discount notes, variable interest rate of 8.73%, installments due 2005 through 2009	$33	$33
Capital lease obligation, computer software, installments due through 2008	2	2

	35	35
Unsecured
Industrial development bonds, fixed interest rate of 6.3% due 2023	29	29
Barclays prepaid miles (formerly Juniper prepaid miles)	—	325

	29	354

Total long-term debt and capital lease obligations	64	389
Less: Unamortized discount on debt	(3)	(3)
Current maturities	(2)	(2)

Long-term debt and capital lease obligations, net of current maturities	$59	$384

     Refinancing Transaction — On March 23, 2007, US Airways Group entered into a new term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. AWA, US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.
     The proceeds of the Citicorp credit facility were used to repay in full the following indebtedness:
•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with General Electric Capital Corporation (“GECC”) and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loan was $1.25 billion.

•	The Barclays prepaid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC that has since been renamed Barclays Bank Delaware (“Barclays”). At the time of the repayment, the total outstanding balance was $325 million.

•	The credit facility with GECC, amended in July 2005 with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.
     The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on the closing date, then (A) the applicable LIBOR margin would be 2.00% and (B) the applicable index margin will be 1.00%.
     The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments, with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
     In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires US Airways Group to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. At June 30, 2007, AWA was in compliance with all applicable debt covenants.
5. Related party transactions
     (a) Payables to related parties, net
     The following represents the net payable (receivable) balances with affiliates as of June 30, 2007 and December 31, 2006 (in millions):

	June 30, 2007	December 31, 2006
US Airways Group	$1,511	$1,153
America West Holdings	(275)	(276)
US Airways	100	(140)
Other US Airways Group wholly owned subsidiaries	(24)	(17)

	$1,312	$720

     US Airways Group has the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. The net payable to US Airways Group consists of proceeds received by AWA on behalf of US Airways Group in connection with the initial equity investments in US Airways Group following its emergence from bankruptcy, the public stock offering in September 2005, the exercise of options by equity investors, the issuance of 7% senior convertible notes in September 2005, initial funding of Airbus loans and amounts payable to US Airways Group related to the conversion of the 7.25% notes in the fourth quarter of 2005, net of cash retained by US Airways Group. The net payable to US Airways Group increased by $358 million during the six months ended June 30, 2007. The majority of this increase relates to the repayment by US Airways Group of AWA’s Barclays prepaid miles debt and accrued interest (see Note 4).
     As of December 31, 2006, the net receivable from US Airways consists of amounts due to and from US Airways relating to items such as debt extinguishment, merger related payments and receipts, and various other transactions that occur in the normal course of business. During 2007, the net receivable from US Airways changed to a net payable to US Airways due to ordinary course operating transactions related to increased allocations of shared expenses as discussed in Note 5(b) and the migration of the AWA and US Airways reservations systems into one system where all ticket sales are issued and collected by US Airways.
     (b) Shared operating expenses
     The operating expenses of AWA reflect expenses for certain services shared with US Airways. During the first six months of 2007, in anticipation of merging to a single operating certificate, operations of AWA and US Airways continued to be integrated, including the migration to a single reservation system in early March. During the second quarter and first six months of 2007, shared services included reservations, technology and data processing services and corporate functions such as tax, legal, compliance, finance, operations and sales and marketing, including the costs of the combined Dividend Miles frequent traveler program. These shared costs have been allocated based on AWA’s and US Airways’ respective operational statistics, including revenue passenger miles (“RPMs”) and passenger sales revenues. The operating expenses of AWA also reflect shared expenses incurred at more than 30 overlap airports where the operations of AWA and US Airways have been consolidated. These shared costs have been allocated based on AWA’s and US Airways’ respective departures at those airports. Management believes that the methodologies underlying the allocation of these shared costs are reasonable. The following details the total shared expenses and airport shared expenses allocated to AWA and US Airways that are included in operating expenses for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	AWA	US Airways	Total	AWA	US Airways	Total
Salaries and related costs	$81	$136	$217	$148	$246	$394
Other rent and landing fees	25	44	69	52	89	141
Selling expenses	33	71	104	65	131	196
Express expenses	25	64	89	48	121	169
Other expenses	52	88	140	101	170	271

Total allocated expenses	$216	$403	$619	$414	$757	$1,171

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	AWA	US Airways	Total	AWA	US Airways	Total
Salaries and related costs	$67	$110	$177	$130	$212	$342
Other rent and landing fees	38	69	107	76	135	211
Other expenses	23	39	62	43	78	121

Total allocated expenses	$128	$218	$346	$249	$425	$674

6. Income taxes
     US Airways Group files a consolidated federal income tax return, which includes AWA. As of December 31, 2006, US Airways Group had $980 million of net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, $400 million relates to AWA and is subject to a valuation allowance.
     In the second quarter of 2007 and first six months of 2007, AWA recorded no federal or state tax provision as it utilized NOL to reduce its income tax obligation. Utilization of NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation was established through the recognition of tax expense, the decrease in the valuation allowance offsets AWA’s tax provision dollar for dollar.
7. Express expenses
     Expenses associated with AWA’s regional alliance agreement with Mesa Airlines are classified as Express expenses on the condensed consolidated statements of operations and consist of the following for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Aircraft fuel and related taxes	$50	$57	$88	$103
Salaries and related costs	2	—	3	—
Capacity purchases	94	88	188	173
Other rent and landing fees	2	3	3	6
Selling expenses	11	10	19	20
Other expenses	2	1	5	3

Express expenses	$161	$159	$306	$305

Item 1C. Condensed Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Statements of Operations
(in millions)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Mainline passenger	$1,505	$1,439	$2,749	$2,597
Express passenger	564	596	1,025	1,054
Cargo	29	29	59	58
Other	185	162	345	319

Total operating revenues	2,283	2,226	4,178	4,028
Operating expenses:
Aircraft fuel and related taxes	420	426	768	776
Salaries and related costs	387	351	741	680
Express expenses	520	534	1,013	1,033
Aircraft rent	98	95	195	194
Aircraft maintenance	94	80	193	166
Other rent and landing fees	94	100	176	195
Selling expenses	88	79	157	146
Special items, net	18	12	44	(3)
Depreciation and amortization	38	37	73	73
Other	206	232	415	446

Total operating expenses	1,963	1,946	3,775	3,706

Operating income	320	280	403	322
Nonoperating income (expense):
Interest income	29	21	51	34
Interest expense, net	(53)	(53)	(109)	(107)
Other, net	1	(1)	4	(1)

Total nonoperating expense, net	(23)	(33)	(54)	(74)
Income before income taxes	297	247	349	248
Income tax provision	118	1	138	1

Net income	$179	$246	$211	$247

See accompanying notes to the condensed financial statements.

US Airways, Inc.
Condensed Balance Sheets
(unaudited)
(in millions, except share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$559	$467
Short-term investments	1,359	744
Restricted cash	2	1
Accounts receivable, net	473	201
Materials and supplies, net	123	112
Prepaid expenses and other	226	117

Total current assets	2,742	1,642
Property and equipment
Flight equipment	1,755	1,623
Ground property and equipment	233	205
Less accumulated depreciation and amortization	(201)	(141)

	1,787	1,687
Equipment purchase deposits	34	32

Total property and equipment	1,821	1,719
Other assets
Goodwill	623	629
Other intangibles, net	502	513
Restricted cash	355	456
Other assets, net	141	164

Total other assets	1,621	1,762

Total assets	$6,184	$5,123

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$88	$93
Accounts payable	285	212
Payables to related parties, net	1,041	1,298
Air traffic liability	1,172	487
Accrued compensation and vacation	103	105
Accrued taxes	184	100
Other accrued expenses	802	656

Total current liabilities	3,675	2,951
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,226	1,200
Deferred gains and credits	162	173
Postretirement benefits other than pensions	179	183
Employee benefit liabilities and other	519	404

Total noncurrent liabilities and deferred credits	2,086	1,960
Stockholder’s equity
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1	1
Retained earnings	422	211

Total stockholder’s equity	423	212

Total liabilities and stockholder’s equity	$6,184	$5,123

See accompanying notes to the condensed financial statements.

US Airways, Inc.
Condensed Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$774	$494
Cash flows from investing activities
Purchases of property and equipment	(169)	(72)
Purchases of short-term investments	(1,339)	(600)
Sales of short-term investments	724	65
Proceeds from disposition of assets	—	1
Decrease (increase) in long-term restricted cash	101	(130)
Increase in equipment purchase deposits	(2)	—

Net cash used for investing activities	(685)	(736)
Cash flows from financing activities
Proceeds from issuance of debt	66	48
Repayments of debt and capital lease obligations	(63)	(57)
Net increase in payables to related parties	—	438

Net cash provided by financing activities	3	429

Net increase in cash and cash equivalents	92	187
Cash and cash equivalents at beginning of period	467	462

Cash and cash equivalents at end of period	$559	$649

Non-cash investing and financing activities
Repayment of ATSB and Airbus loans by parent	$—	$712
Loan proceeds received by parent	—	64
Supplemental information
Cash paid for interest, net of amounts capitalized	$54	$75
Cash paid for income taxes	3	—
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
     There was no activity within other comprehensive income for the three and six months ended June 30, 2007 and 2006. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholder’s equity.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     US Airways adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on US Airways’ financial statements. US Airways files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. As part of the US Airways bankruptcy filings, the Internal Revenue Service and various state jurisdictions filed proofs of claim. Upon its emergence from bankruptcy, US Airways had established reserves for all IRS claims and state income tax claims as of the date of the bankruptcy filing on September 2004. All creditors, including the IRS and state and local taxing jurisdictions, had to timely file a proof of claim to support any tax deficiencies per the tax authority records. On February 15, 2007, US Airways and the IRS agreed to settle the IRS’s outstanding proof of claims for $7 million. As of the end of the second quarter, US Airways had remaining reserves of less than $1 million related to uncertain tax positions.
     All federal and state tax filings for US Airways as of December 31, 2005 have been filed timely. There are currently no federal or state audits in process. US Airways’ last federal income tax audit closed all tax years through December 31, 2002.
     In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. US Airways adopted EITF 06-3 during the first quarter of 2007. US Airways collects various excise taxes on its ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 did not have a material impact on US Airways’ financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. US Airways will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on US Airways’ financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the US Airways’ financial statements.
2. Special items, net
     Special items as shown on the condensed statements of operations include the following charges (credits) for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Airbus restructuring (a)	$—	$—	$—	$(40)
Merger related transition expenses (b)	18	12	44	37

Special items, net	$18	$12	$44	$(3)

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between Airbus, US Airways Group, US Airways and America West Airlines, Inc. (“AWA”), certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with the terms of the Airbus loans. As a result, US Airways recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $40 million, consisting of the $39 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the continuing effort to consolidate functions and integrate organizations, procedures, and operations with AWA, US Airways incurred $18 million of transition and merger integration costs in the second quarter of 2007. These items included $1 million in training and related expenses; $3 million in compensation expenses for equity awards granted in connection with the merger; $8 million in professional and technical fees related to the integration of the airline operations systems; $1 million of aircraft livery costs; $2 million related to reservation system migration expenses and $3 million of other expenses. During the second quarter of 2006, US Airways incurred $12 million of transition and merger integration costs. These items included $5 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger; $4 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings and fees related to the integration of the airline operations systems; $2 million in employee moving expenses; $2 million of aircraft livery costs and $1 million credit associated with reduced costs in connection with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs.

In connection with the merger transition efforts noted above, US Airways incurred $44 million of transition and merger integration costs in the first six months of 2007. These items included $8 million in training and related expenses; $10 million in compensation expenses for equity awards granted in connection with the merger; $15 million in continuing professional and technical fees related to the integration of the airline operations systems; $1 million in employee moving expenses; $3 million of aircraft livery costs; $4 million related to reservation system migration expenses and $3 million of other expenses. During the first six months of 2006, US Airways incurred $37 million of transition and merger integration costs. These items included $22 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger; $7 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings and fees related to the integration of the airline operations systems; $5 million in employee moving expenses; $3 million of aircraft livery costs; $1 million of programming service expenses and $1 million credit associated with reduced costs in connection with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs.
3. Stock options
     Agreements with ALPA — US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of the US Airways Group’s common stock. The first tranche of 500,000 stock options was granted in January 2006 with an exercise price of $33.65 and the second tranche of 300,000 stock options was granted in January 2007 with an exercise price of $56.90. The exercise price for each grant is based on the average market price of US Airways Group’s common stock for the 20 business days preceding the option issuance date, per the terms of the letter of agreement with ALPA. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of our plans.
     The per share fair value of the ALPA pilot stock options granted on January 31, 2007 was $18.02, calculated using a Black-Scholes option pricing model.
     There was no compensation expense related to the ALPA stock options in the second quarter of 2007 as the stock options fully vested on the grant date. US Airways’ net income for the six months ended June 30, 2007 includes $5 million of compensation costs related to the ALPA stock option grant in January 2007. As of June 30, 2007, there were no unrecognized compensation costs related to stock options granted to ALPA pilots.
     Annual Incentive Grant — On April 11, 2007, US Airways Group granted 690,928 stock appreciation rights (“SARs”) and 185,556 restricted stock units (“RSUs”) under the US Airways Group 2005 Equity Incentive Plan to certain individuals of US Airways Group as part of the annual incentive grant.
     The per share fair value of the SARs and RSUs granted on April 11, 2007 was $17.65 and $45.01, respectively. The fair value of SARs was calculated using a Black-Scholes option pricing model.
     The compensation expense recorded by US Airways Group related to the SARs and RSUs granted as part of the annual incentive grant in the second quarter of 2007 was $1.4 million. Of this amount, $0.5 million was allocated to the financial statements of AWA and $0.9 million was allocated to the financial statements of US Airways. The unrecognized compensation cost as of June 30, 2007 was $16 million, which will be allocated to the respective statements of operations of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 2.8 years.

4. Debt
     The following table details US Airways’ debt as of June 30, 2007 and December 31, 2006 (in millions). Variable interest rates listed are the rates as of June 30, 2007 unless noted.

	June 30,	December 31,
	2007	2006
Secured
Equipment notes payable, variable interest rates of 6.89% to 9.65%	$1,284	$1,258
Slot financing, interest rate of 8%, installments due through 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	43	41
GE Credit Facility	—	21

	1,374	1,367

Unsecured
GE Engine Maintenance Term Note, variable interest of 9.37%, installments due 2008 through 2011	54	45
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	64	55

Total long-term debt and capital lease obligations	1,438	1,422
Less: Unamortized discount on debt	(124)	(129)
Current maturities	(88)	(93)

Long-term debt and capital lease obligations, net of current maturities	$1,226	$1,200

     Refinancing Transaction — On March 23, 2007, US Airways Group entered into a new term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. AWA, US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.
     The proceeds of the Citicorp credit facility were used to repay in full the following indebtedness:
•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with General Electric Capital Corporation (“GECC”) and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loans was $1.25 billion.

•	The Barclays prepaid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC that has since been renamed Barclays Bank Delaware (“Barclays”). At the time of the repayment, the total outstanding balance was $325 million.

•	The credit facility with GECC, amended in July 2005 with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.
     The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on the closing date, then (A) the applicable LIBOR margin would be 2.00% and (B) the applicable index margin will be 1.00%.

     The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments, each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loans and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loans.
     In addition, the Citicorp credit facility requires certain mandatory prepayment upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires US Airways Group to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. At June 30, 2007, US Airways was in compliance with all applicable debt covenants.
5. Bankruptcy claims resolution
     Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.6 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline passed on September 15, 2006. As of June 30, 2007, there were approximately $317 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.
6. Related party transactions
     (a) Payables to related parties, net
     The following represents the net payable (receivable) balances with affiliates as of June 30, 2007 and December 31, 2006 (in millions):

	June 30, 2007	December 31, 2006
US Airways Group	$1,077	$1,081
AWA	(100)	140
Other US Airways Group wholly owned subsidiaries	64	77

	$1,041	$1,298

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
     As of December 31, 2006, the net payable to AWA consists of amounts due to and from AWA relating to items such as debt extinguishment, merger related payments and receipts, and various other transactions that occur in the normal course of business. During 2007, the net payable to AWA changed to a net receivable from AWA due to ordinary course operating transactions related to increased allocations of shared expenses as discussed in Note 6(b) and the migration of the AWA and US Airways reservations systems into one system where all ticket sales are issued and collected by US Airways.
     The net payable to the other US Airways Group wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.
     (b) Shared operating expenses
     The operating expenses of US Airways reflect expenses for certain services shared with AWA. During the first six months of 2007, in anticipation of merging to a single operating certificate in 2007, operations of AWA and US Airways continued to be integrated, including the migration to a single reservation system in early March. During the second quarter and first six months of

2007, shared services included reservations, technology and data processing services and corporate functions such as tax, legal, compliance, finance, operations and sales and marketing, including the costs of the combined Dividend Miles frequent traveler program. These shared costs have been allocated based on AWA’s and US Airways’ respective operational statistics, including revenue passenger miles (“RPMs”) and passenger sales revenues. The operating expenses of US Airways also reflect shared expenses incurred at more than 30 overlap airports where the operations of AWA and US Airways have been consolidated. These shared costs have been allocated based on AWA’s and US Airways’ respective departures at those airports. Management believes that the methodologies underlying the allocation of these shared costs are reasonable. The following details the total shared expenses and airport shared expenses allocated to AWA and US Airways that are included in operating expenses for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	AWA	US Airways	Total	AWA	US Airways	Total
Salaries and related costs	$81	$136	$217	$148	$246	$394
Other rent and landing fees	25	44	69	52	89	141
Selling expenses	33	71	104	65	131	196
Express expenses	25	64	89	48	121	169
Other expenses	52	88	140	101	170	271

Total allocated expenses	$216	$403	$619	$414	$757	$1,171

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	AWA	US Airways	Total	AWA	US Airways	Total
Salaries and related costs	$67	$110	$177	$130	$212	$342
Other rent and landing fees	38	69	107	76	135	211
Other expenses	23	39	62	43	78	121

Total allocated expenses	$128	$218	$346	$249	$425	$674

7. Income taxes
     US Airways Group files a consolidated federal income tax return, which includes US Airways. As of December 31, 2006, US Airways Group had $980 million of net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, $580 million relates to US Airways. The remaining $400 million of NOL relates to AWA and is subject to a valuation allowance.
     In the second quarter of 2007 and first six months of 2007, US Airways utilized NOL for which there was no corresponding reversal of valuation allowance to offset expense. Accordingly, US Airways recorded $106 million and $123 million of non-cash federal income tax expense on a separate company basis for the second quarter of 2007 and first six months of 2007, respectively. US Airways also recorded $4 million of non-cash state income tax expense on a separate company basis for the three and six months ended June 30, 2007. Upon consolidation into US Airways Group, there is sufficient reversal of the valuation allowance recorded at AWA to offset income tax expense.
     US Airways recorded $8 million of tax provision in the second quarter of 2007, which included $2 million of Alternative Minimum Tax Liability (“AMT”) expense and $6 million of state tax expense. For the first six months of 2007, US Airways recorded $11 million of tax provision, which included $3 million of AMT expense and $8 million of state tax expense for the first six months of 2007.
     As of December 31, 2006, US Airways had a valuation allowance associated with pre-merger state NOL of approximately $29 million. In the second quarter of 2007 and first six months of 2007, US Airways utilized state NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, the decrease in the valuation allowance associated with this state NOL reduced goodwill instead of the provision for income taxes. Accordingly, included in US Airways’ state tax provision described above, US Airways recognized $5 million and $6 million of non-cash tax expense in the second quarter of 2007 and first six months of 2007, respectively. US Airways also recorded $1 million and $2 million of state income tax related to certain states where NOL was not available to be used in the second quarter of 2007 and the first six months of 2007, respectively.

8. Express expenses
     Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been classified as Express expenses on the statements of operations and prior periods have been reclassified. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete, and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Aircraft fuel and related taxes	$137	$147	$253	$273
Salaries and related costs	4	11	8	23
Capacity purchases	316	311	630	591
Aircraft rent	—	1	—	9
Aircraft maintenance	—	1	—	3
Other rent and landing fees	21	25	43	48
Selling expenses	35	31	61	55
Other expenses	7	7	18	31

Express expenses	$520	$534	$1,013	$1,033

9. ARINC subsequent event
     On July 3, 2007, US Airways entered into a Stock Purchase Agreement (the “Purchase Agreement”) between US Airways and certain other major air carriers as sellers (the “Sellers”), ARINC Incorporated, a Delaware corporation (“ARINC”), and Radio Acquisition Corp., an affiliate of The Carlyle Group, as the purchaser (the “Purchaser”). The Sellers collectively hold more than 90% of the common stock of ARINC, with US Airways individually holding 4.4% of the common stock of ARINC. Under the Purchase Agreement, US Airways and the other Sellers have agreed to sell to the Purchaser all of the common stock held by the Sellers in ARINC. The sale of ARINC to the Purchaser is expected to close prior to October 31, 2007. US Airways expects to receive, upon closing, proceeds of approximately $28 million for its ARINC shares, and to record a gain on such sale of approximately $21 million. The closing of the transaction is subject to the satisfaction of a number of conditions, many of which are beyond the US Airways’ control, and no assurance can be given that such closing will occur.

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
Overview
     US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its ownership of the common stock of America West Holdings and its wholly owned subsidiary AWA, US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited. On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC (collectively, the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter of agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.
     Following the merger, we have been moving toward operating under the single brand name of “US Airways” through our two principal subsidiaries: US Airways and AWA. We expect to complete the integration of our two principal subsidiaries’ operations into one during 2007. As a result of the merger, through our two principal operating subsidiaries, we operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have primary hubs in Charlotte, Philadelphia and Phoenix, and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. We are a low-cost carrier offering scheduled passenger service on approximately 3,800 flights daily to more than 230 communities in the U.S., Canada, the Caribbean, Latin America and Europe, making us the only U.S. based low-cost carrier with a significant international route presence. We are also the only low-cost carrier with an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. For the three and six months ended June 30, 2007, our two principal subsidiaries had approximately 15 million and 29 million passengers, respectively, boarding our planes. As of June 30, 2007, we operated 358 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express, which operate approximately 227 regional jets and 104 turboprops.
Recent Developments
     In June 2007, we announced that we have agreed to terms with Airbus S.A.S (“Airbus”) for the acquisition of 92 Airbus aircraft, including 60 single aisle A320-family aircraft and 32 widebody aircraft, including 22 next generation A350 XWB aircraft and 10 A330 aircraft. The A320-family aircraft will replace retiring narrowbodies and the widebody order is consistent with our needs to replace current aircraft and expand modestly internationally. These new planes are expected to improve economic efficiencies by not only reducing fuel consumption but fleet complexities, which will lower maintenance costs, streamline training, and help realize flight crew synergies, specifically with cockpit commonality. The Airbus order is discussed below under “Liquidity and Capital Resources — Commitments.”

Airline Operations Update
     We reported the following combined operating statistics to the U.S. Department of Transportation (“DOT”) for mainline operations for the second quarter of 2007 and 2006:

	2007			2006			Percent Change 2007 – 2006
	April	May	June	April	May	June	April	May	June
On-time performance (a)	63.1	67.9	61.6	80.1	80.6	73.0	(21.2)	(15.8)	(15.6)
Completion factor (b)	98.6	98.5	97.2	99.5	99.5	99.0	(0.9)	(1.0)	(1.8)
Mishandled baggage (c)	7.96	7.17	10.59	5.84	5.69	7.84	36.3	26.0	35.1
Customer complaints (d)	4.82	2.66	2.74	1.32	1.22	1.64	nm	nm	67.1

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.
     We faced major operational challenges in the second quarter of 2007. Throughout the second quarter we faced adverse weather conditions in the northeast, heavy air traffic congestion in many of our hubs, and in the early part of the second quarter, some residual effects of our reservations system migration that occurred in March 2007. All of these factors contributed to a difficult operating environment.
     The difficult migration to a single reservations system highlighted areas of service improvement opportunity, including increasing airport staffing and improving our customer re-accommodation process during non-routine operations. During the second quarter of 2007, US Airways implemented several initiatives to improve operational performance as follows:
•	We hired approximately 1,000 new employees system-wide to boost airport customer service.

•	We established Passenger Operations Control (POC) centers at our Charlotte hub and at Washington National airport and expect to have a POC center operating at our Philadelphia hub in the fourth quarter of 2007. These POC centers monitor all inbound flight activity and identify customers who are on flights that for whatever reason (weather, air traffic congestion, etc.) might miss their connecting flights. The POC center professionals interact closely with the airline’s System Support Center to rebook passengers who may misconnect even before the inbound flight lands.

•	We commenced installation of 600 new self-service kiosk machines to augment and replace existing kiosks that were operating unreliably since the move to one reservation system.
     In the month of March 2007, our on-time performance was 55.5% as compared to 61.6% in June 2007. Our rate of customer complaints filed with the DOT per 100,000 passengers improved substantially, decreasing from 5.52 in March 2007 to 2.74 in June 2007. Our rate of mishandled baggage reports per 1,000 passengers was 10.59 in June 2007, a slight improvement from 10.93 in March 2007. We believe that our operational initiatives are resulting in an improved trend in operational performance.
     Other operational highlights for the second quarter of 2007 include:
•	Inaugurated new service from Philadelphia to Brussels, Zurich and Athens rounding out the airline’s European presence to 19 cities in 12 countries.

•	Announced plans to recall approximately 224 furloughed flight attendants and 130 furloughed pilots through the end of 2007.

Merger Integration Update
     We continued our merger integration efforts during the second quarter of 2007 in anticipation of the merge to one FAA operating certificate during 2007. Major accomplishments for the second quarter of 2007 include:
•	Reached final single labor transition agreements covering the flight crew training instructors and the flight simulator engineers, each represented by the Transport Workers Union (TWU).

•	Completed all integration training items identified by the FAA for the airline’s flight attendant workgroup to certify as one carrier in anticipation for a single operating certificate later this year.

•	Completed painting of 92 percent of the former America West in the new US Airways livery. Only 10 aircraft remain to be painted with an estimated completion date of October 2007.
US Airways Group’s Results of Operations
     In the three months ended June 30, 2007, we realized operating income of $289 million and income before income taxes of $271 million. Included in these results is $23 million of net gains associated with fuel hedging transactions. This includes $25 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments offset by $2 million of net realized losses on settled hedge transactions. We are required to use mark-to-market accounting as our existing fuel hedging instruments do not meet the requirements for hedge accounting established by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $25 million discussed above, would be deferred in other comprehensive income, a component of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. The second quarter of 2007 operating results also include $27 million of net special charges due to merger related transition expenses as well as a $9 million credit to operating expenses associated with a Hurricane Katrina insurance settlement.
     In the three months ended June 30, 2006, we realized operating income of $342 million and income before income taxes of $311 million. Included in these results is $29 million of net gains associated with fuel hedging transactions. This includes $11 million of net realized gains on settled hedge transactions and $18 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. The second quarter of 2006 results include $35 million of net special charges due to merger related transition expenses. The 2006 second quarter also includes $7 million of interest income earned by AWA on certain prior year federal income tax refunds.
     In the first six months of 2007, we realized operating income of $405 million and income before income taxes of $340 million. Included in these results is $78 million of net gains associated with fuel hedging transactions. This includes $115 million of unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments offset by $37 million of net realized losses on settled hedge transactions. Included in the operating results of the first six months of 2007 was $66 million of net special charges due to merger related transition expenses as well as a $9 million credit to operating expenses associated with a Hurricane Katrina insurance settlement. The 2007 period also includes $18 million of nonoperating expenses related to the write off of debt issuance costs in connection with the refinancing of the $1.25 billion senior secured credit facility with General Electric Capital Corporation (“GECC”), referred to as the GE loan, in March 2007. The refinancing of the GE loan is discussed in more detail under “Liquidity and Capital Resources – Commitments.”
     For the first six months of 2006, we realized operating income of $467 million and income before income taxes of $375 million. Included in these results was $56 million of net gains associated with fuel hedging transactions. This includes $12 million of net realized gains on settled hedge transactions and $44 million of unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. Included in the operating results of the first six months of 2006 were $9 million of net special credits, consisting of a $90 million credit related to the restructuring of the then existing Airbus aircraft order which was offset in part by $81 million in merger related transition expenses. The 2006 period also includes $6 million of nonoperating expenses related to prepayment penalties and an aggregate of $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the Air Transportation Stabilization Board (“ATSB”) and two loans previously provided to AWA by GECC less $7 million of interest income earned by AWA on certain prior year federal income tax refunds.

     The reorganization of US Airways Group and merger with America West Holdings on September 27, 2005 resulted in a statutory “ownership change” as defined for purposes of Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any net operating losses, or NOL, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change.
     At December 31, 2006, we had $980 million of NOL to reduce future federal taxable income of which $795 million was available to offset federal taxable income in 2007. As a result of the merger, a significant portion of US Airways Group’s common stock has been beneficially owned by a small number of equity investors. Due to sales by these investors and purchases by other investors since the merger, we believe an “ownership change” occurred in the first half of 2007 for US Airways Group, as that term is defined in Section 382 of the Internal Revenue Code. Accordingly, we are in the process of determining the annual limitation such Section 382 ownership change will have on our available NOL as of the date of the change. At this time we expect to pay minimal cash taxes for the remainder of 2007.
     Our ability to utilize any new NOL arising after the ownership change is not affected.
     In the second quarter of 2007 and first six months of 2007, we used $89 million and $155 million, respectively, of federal NOL to reduce our income tax obligation. Utilization of this NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation was established through the recognition of tax expense, the decrease in the valuation allowance offsets our tax provision dollar for dollar.
     We expect to be subject to Alternative Minimum Tax Liability (“AMT”) for the full year 2007. In most cases the recognition of AMT does not result in tax expense. However, since our net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. We recorded state income tax expense related to certain states where NOL was either limited or not available to be used.
     We recorded $8 million and $11 million of tax provision in the second quarter of 2007 and the first six months of 2007, respectively. This included $2 million of AMT expense and $6 million of state tax expense for the second quarter of 2007 and $3 million of AMT expense and $8 million of state tax expense for the first six months of 2007.
     We utilized US Airways’ state NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance will reduce goodwill instead of the provision for income taxes. Accordingly, included in our state tax provision described above, we recognized $5 million of non-cash tax expense in the second quarter of 2007 and $6 million for the first six months of 2007.
     The table below sets forth our selected combined mainline operating data:

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2007	2006	2007-2006		2007	2006	2007-2006
Revenue passenger miles (millions) (a)	16,294	16,152		0.9	30,712	30,109		2.0
Available seat miles (millions) (b)	19,523	19,634		(0.6)	38,079	37,864		0.6
Load factor (c)	83.5	82.3	1.2	pts	80.7	79.5	1.2	pts
Yield (d)	13.47	13.53		(0.5)	13.35	13.27		0.6
Passenger revenue per available seat mile (e)	11.24	11.13		1.0	10.77	10.55		2.0
Cost per available seat mile (f)	11.34	11.05		2.6	11.06	10.72		3.1
Passenger enplanements (thousands) (g)	15,375	15,173		1.3	29,355	28,765		2.1
Aircraft at end of period	358	359		(0.3)	358	359		(0.3)
Block hours (h)	344,736	345,703		(0.3)	679,693	673,280		1.0
Average stage length (miles) (i)	930	941		(1.3)	921	922		(0.1)
Average passenger journey (miles) (j)	1,494	1,491		0.2	1,478	1,459		1.4
Gallons of aircraft fuel consumed (millions)	306.6	308.4		(0.7)	598.5	596.0		0.4
Average aircraft fuel price including tax (per gallon)	2.15	2.17		(1.1)	2.02	2.05		(1.7)
Full time equivalent employees at end of period	35,485	33,535		5.8	35,485	33,535		5.8

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements —The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.
Three Months Ended June 30, 2007
Compared with the
Three Months Ended June 30, 2006
     Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$2,194	$2,186	0.4
Express passenger	737	780	(5.6)
Cargo	34	37	(7.7)
Other	190	168	12.7

Total operating revenues	$3,155	$3,171	(0.5)

     For the three months ended June 30, 2007, total operating revenues were $3.16 billion as compared to $3.17 billion for the 2006 period. Mainline passenger revenues were $2.19 billion in the second quarter of 2007, which was relatively flat when compared to the second quarter of 2006. RPMs increased 0.9% as mainline capacity, as measured by ASMs, decreased 0.6%, resulting in a 1.2 point increase in load factor to 83.5%. Passenger yield decreased 0.5% to 13.47 cents in the second quarter of 2007 from 13.53 cents in the second quarter of 2006 as the revenue environment has weakened from the rapid growth rate seen in 2006 due to increases in industry capacity. PRASM increased 1.0% to 11.24 cents in the second quarter of 2007 from 11.13 cents in the second quarter of 2006 as stronger passenger demand and resulting higher loads more than offset the decrease in yield on reduced capacity.
     Express passenger revenues were $737 million for the second quarter of 2007, a decrease of $43 million from the 2006 period. Total Express RPMs decreased by 5.8% as Express capacity, as measured by ASMs, decreased 5.5%, resulting in a 0.3 point decrease in load factor to 77.0%. Passenger yield increased 0.3% to 26.90 cents in the second quarter of 2007 from 26.83 cents in the second quarter of 2006. The period over period decrease in Express passenger revenues is due to the decrease in Express capacity during the 2007 period.
     Other revenues were $190 million for the second quarter of 2007, an increase of $22 million from the 2006 period. The increase in other revenues was primarily driven by an increase in revenue associated with fees charged for ticket and flight changes, the sale of Dividend Miles to affinity credit card partners, and the sale of US Airways vacation packages.

     Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$658	$669	(1.7)
Loss (gain) on fuel hedging instruments, net:
Realized	2	(11)	nm
Unrealized	(25)	(18)	36.4
Salaries and related costs	576	542	6.3
Aircraft rent	180	180	—
Aircraft maintenance	170	153	10.8
Other rent and landing fees	139	145	(3.9)
Selling expenses	125	121	4.4
Special items, net	27	35	(22.3)
Depreciation and amortization	46	45	3.0
Other	316	308	1.8

Total mainline operating expenses	2,214	2,169	2.1
Express expenses:
Fuel	187	203	(8.0)
Other	465	457	1.8

Total operating expenses	$2,866	$2,829	1.3

     Total operating expenses were $2.87 billion in the second quarter of 2007, an increase of $37 million or 1.3% compared to the 2006 period. Mainline operating expenses were $2.21 billion in the second quarter of 2007, an increase of $45 million from the second quarter of 2006, while ASMs decreased 0.6%. Mainline CASM increased 2.6% to 11.34 cents in the second quarter of 2007 from 11.05 cents in the second quarter of 2006. The period over period increase in CASM was driven principally by higher salaries and related costs ($34 million) and aircraft maintenance expense ($17 million).
     The table below sets forth the major components of our mainline CASM for the three months ended June 30, 2007 and 2006:

			Percent
	2007	2006	Change
	(In cents)
Mainline:
Aircraft fuel and related taxes	3.37	3.41	(1.1)
Gain on fuel hedging instruments, net	(0.12)	(0.15)	(18.5)
Salaries and related costs	2.95	2.76	6.9
Aircraft rent	0.92	0.92	—
Aircraft maintenance	0.87	0.78	11.5
Other rent and landing fees	0.71	0.74	(3.4)
Selling expenses	0.64	0.61	4.9
Special items, net	0.14	0.18	(21.8)
Depreciation and amortization	0.24	0.23	3.6
Other	1.62	1.57	3.2

	11.34	11.05	2.6

     Significant changes in the components of operating expense per ASM are explained as follows:
•	Salaries and related costs per ASM increased 6.9% due to an increase in headcount principally in fleet and passenger service employees offset by decreases in amounts provided for employee profit sharing and incentive plans.

•	Aircraft maintenance expense per ASM increased 11.5% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements in the second quarter of 2007 compared to the second quarter of 2006. We also recognized $5 million of net expense associated with lease return conditions and power by the hour penalties for six aircraft scheduled to be returned in the second half of 2007 and six aircraft to be returned in the first half of 2008.

     Total Express expenses decreased 1.2% in the second quarter of 2007 to $652 million from $660 million in the second quarter of 2006 as a decrease in Express fuel costs of $16 million more than offset an increase in Express operating expenses of $8 million. Fuel costs decreased as the average fuel price per gallon decreased 4.5% from $2.27 in the second quarter of 2006 to $2.17 in the second quarter of 2007. A 3.7% decrease in gallons consumed also contributed to the decrease as block hours were down 5.5% in the second quarter of 2007.
     Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense):
Interest income	$48	$41	16.6
Interest expense, net	(69)	(72)	(4.9)
Other, net	3	—	nm

Total nonoperating expense, net	$(18)	$(31)	(39.2)

     We had net nonoperating expenses of $18 million in the second quarter of 2007 as compared to net nonoperating expenses of $31 million in the second quarter of 2006. Interest income increased $7 million to $48 million in the second quarter of 2007 due to higher average cash balances held in short-term investments at higher rates of return. Interest expense decreased due to the $1.6 billion debt refinancing transaction completed at the end of March 2007, which resulted in a lower interest rate.
Six Months Ended June 30, 2007
Compared with the
Six Months Ended June 30, 2006
     Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$4,100	$3,996	2.6
Express passenger	1,346	1,392	(3.3)
Cargo	70	74	(4.9)
Other	371	341	8.8

Total operating revenues	$5,887	$5,803	1.5

     For the six months ended June 30, 2007, total operating revenues were $5.89 billion, an increase of $84 million from the 2006 period. Mainline passenger revenues were $4.1 billion for the first six months of 2007 compared to $4 billion for the first six months of 2006. RPMs increased 2.0% as mainline capacity, as measured by ASMs, increased 0.6%, resulting in a 1.2 point increase in load factor to 80.7%. Passenger yield increased 0.6% to 13.35 cents in the first six months of 2007 from 13.27 cents in the first six months of 2006. PRASM increased 2.0% to 10.77 cents in the first six months of 2007 from 10.55 cents in the first six months of 2006. The increases in yield and PRASM are due principally to the strong revenue environment in the first quarter of 2007 resulting from reductions in industry capacity and increased demand in the second quarter of 2007 when pricing weakened somewhat due to increases in industry capacity.
     Express passenger revenues were $1.35 billion for the first six months of 2007, a decrease of $46 million from the 2006 period. Total Express RPMs decreased by 4.0% as Express capacity, as measured by ASMs, decreased 5.6%, resulting in a 1.2 point increase in load factor to 73.1%. Passenger yield increased 0.8% to 26.28 cents in the first six months of 2007 from 26.08 cents in the first six months of 2006. The period over period decrease in Express passenger revenues is due primarily to the decrease in Express capacity during the 2007 period.
     Other revenues were $371 million for the first six months of 2007, an increase of $30 million from the 2006 period. The increase in other revenues was primarily driven by an increase in revenue associated with fees charged for ticket and flight changes, the sale of Dividend Miles to affinity credit card partners, and the sale of US Airways vacation packages.

     Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,208	$1,223	(1.3)
Loss (gain) on fuel hedging instruments, net:
Realized	37	(12)	nm
Unrealized	(115)	(44)	nm
Salaries and related costs	1,104	1,045	5.6
Aircraft rent	360	365	(1.3)
Aircraft maintenance	335	291	15.2
Other rent and landing fees	267	285	(6.5)
Selling expenses	231	228	1.8
Special items, net	66	(9)	nm
Depreciation and amortization	90	90	—
Other	627	598	4.6

Total mainline operating expenses	4,210	4,060	3.7
Express expenses:
Fuel	340	375	(9.3)
Other	932	901	3.5

Total operating expenses	$5,482	$5,336	2.7

     Total operating expenses were $5.48 billion in the first six months of 2007, an increase of $146 million or 2.7% compared to the 2006 period. Mainline operating expenses were $4.21 billion in the first six months of 2007, an increase of $150 million from the first six months of 2006, while ASMs increased 0.6%. Mainline CASM increased 3.1% to 11.06 cents in the first six months of 2007 from 10.72 cents in the first six months of 2006. The 2007 period results included $66 million of net special charges, which consist of merger related transition expense that increased mainline CASM by 0.17 cents for the period. The 2006 period results include a net credit for special items of $9 million, which reduced mainline CASM by 0.2 cents for the period. The net special credit of $9 million in the 2006 period consists of a $90 million gain associated with the return of equipment deposits upon the forgiveness of a loan with Airbus offset by $81 million of merger related transition expenses. The remainder of the period over period increase in CASM was due principally to an increase in salaries and related costs ($59 million) and aircraft maintenance expense ($44 million).
     The table below sets forth the major components of our mainline CASM for the six months ended June 30, 2007 and 2006:

			Percent
	2007	2006	Change
	(In cents)
Mainline:
Aircraft fuel and related taxes	3.17	3.23	(1.8)
Gain on fuel hedging instruments, net	(0.21)	(0.15)	37.4
Salaries and related costs	2.90	2.76	5.0
Aircraft rent	0.95	0.96	(1.9)
Aircraft maintenance	0.88	0.77	14.5
Other rent and landing fees	0.70	0.75	(7.0)
Selling expenses	0.61	0.60	1.2
Special items, net	0.17	(0.02)	nm
Depreciation and amortization	0.24	0.24	—
Other	1.65	1.58	4.1

	11.06	10.72	3.1

     Significant changes in the components of operating expense per ASM are explained as follows:
•	Gain on fuel hedging instruments, net per ASM increased 37.4% due principally to an increase in the unrealized gain in 2007 compared to 2006, which was a result of a period-over-period increase in the volume of barrels hedged during a period in which the fair market value of the costless collar transactions increased. The unrealized gain was partially offset by a realized loss in the first six months of 2007 as a result of an increase in the price range at which heating oil collars were entered into as compared to the 2006 period along with the timing of the settlements of those collars.

•	Salaries and related costs per ASM increased 5.0% due to an increase in headcount principally in fleet and passenger service employees offset by decreases in amounts provided for employee profit sharing and incentive plans.

•	Aircraft maintenance expense per ASM increased 14.5% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements in the first six months of 2007 compared to the first six months of 2006. We also recognized $12 million of net expense associated with lease return conditions and power by the hour penalties for one aircraft returned in the first quarter of 2007, seven aircraft scheduled to be returned in the second half of 2007 and six aircraft to be returned in the first half of 2008.

•	Other rent and landing fees expense per ASM decreased 7.0% as a result of the merger due principally to the closure of former US Airways facilities on the east coast and a reduction of equipment rent due to IT synergies as well as the recognition of annual airport operating expense rent credits in the 2007 period.
     Total Express expenses in the first six months of 2007 were $1.27 billion, which was relatively flat when compared to the 2006 period, as a decrease in Express fuel costs of $35 million was offset by an increase in Express operating expenses of $31 million. Fuel costs decreased as the average fuel price per gallon decreased 6.4% from $2.14 in the first six months of 2006 to $2.00 in the first six months of 2007. A 3.0% decrease in gallons consumed also contributed to the decrease as block hours were down 4.0% in the first six months of 2007. The increase in operating expenses is a result of an increase in amounts paid under certain capacity purchase agreements.
     Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense):
Interest income	$88	$66	32.5
Interest expense, net	(140)	(147)	(5.0)
Other, net	(13)	(11)	22.4

Total nonoperating expense, net	$(65)	$(92)	(29.1)

     We had net nonoperating expense of $65 million in the first six months of 2007 as compared to net nonoperating expense of $92 million in the first six months of 2006. Interest income increased $22 million to $88 million in the first six months of 2007 due to higher average cash balances held in short-term investments at higher rates of return. Interest expense decreased $7 million to $140 million due to the refinancing of the loan formerly guaranteed by ATSB at lower average interest rates in March 2006, the conversion of the 7.5% Convertible Senior Notes in April 2006, the conversion of $70 million of the 7% Senior Convertible Notes in July and November 2006 and the March 2007 refinancing of the GE loan at lower average interest rates.
     The 2007 period includes other nonoperating expenses of $18 million related to the write-off of debt issuance costs in connection with the refinancing of the GE loan in March 2007. The 2006 period includes $6 million of nonoperating expenses related to prepayment penalties and an aggregate of $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the ATSB and two loans previously provided to AWA by GECC.
AWA’s Results of Operations
     For the second quarter of 2007, AWA’s operating revenues decreased to $902 million from $981 million in the same period in 2006. Operating loss was $25 million in the second quarter of 2007, compared to operating income of $61 million in the second quarter of 2006. Operating loss in the 2007 period included net charges from special items of $10 million and $23 million of net gains associated with fuel hedging transactions. Net gains associated with fuel hedging transactions included $25 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments offset by $2 million of net realized losses on settled hedge transactions. The 2006 period included net charges from special items of $23 million and $29 million of net gains associated with fuel hedging transactions. Net gains associated with fuel hedging transactions included $11 million of net realized gains on settled hedge transactions and $18 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. The 2006 period also includes $7 million of interest income earned by AWA on certain prior year federal income tax refunds. Net loss for the second quarter of 2007 was $8 million as compared to net income of $68 million in the second quarter of 2006.

     For the first six months of 2007, AWA’s operating revenues decreased to $1.77 billion from $1.84 billion in the same period in 2006. Operating income was $22 million for the first six months of 2007, compared to $144 million in the first six months of 2006. Operating income for the 2007 period included net charges from special items of $23 million and $78 million of net gains associated with fuel hedging transactions. Net gains associated with fuel hedging transactions included $115 million of net unrealized gains resulting from mark-to-market accounting for changes in fair value of the fuel hedging instruments and $37 million of net realized losses on settled hedge transactions. The 2006 period included a net credit from special items of $7 million and $56 million of net gains associated with fuel hedging transactions. The net gains associated with fuel hedging transactions included $44 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments and $12 million of net realized gains on settled hedge transactions. The 2006 period also includes $6 million of nonoperating expenses related to prepayment penalties and an aggregate of $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the ATSB and two loans previously provided to AWA by GECC less $7 million of interest income earned by AWA on certain prior year federal income tax refunds. Net income for the first six months of 2007 was $48 million as compared to net income of $127 million for the comparable 2006 period.
     US Airways Group files a consolidated federal income tax return, which includes AWA. As of December 31, 2006, US Airways Group had $980 million of NOL to reduce future federal taxable income. Of this amount, $400 million relates to AWA and is subject to a valuation allowance.
     In the second quarter of 2007 and first six months of 2007, AWA recorded no federal or state tax provision as it utilized NOL to reduce its income tax obligation. Utilization of NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation was established through the recognition of tax expense, the decrease in the valuation allowance offsets AWA’s tax provision dollar for dollar.
     The table below sets forth selected mainline operating data for AWA:

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2007	2006	2007-2006		2007	2006	2007-2006
Revenue passenger miles (millions) (a)	6,273	6,238		0.6	11,910	11,898		0.1
Available seat miles (millions) (b)	7,418	7,580		(2.1)	14,498	14,779		(1.9)
Load factor (c)	84.6	82.3	2.3	pts	82.1	80.5	1.6	pts
Yield (d)	10.99	11.98		(8.2)	11.34	11.76		(3.5)
Passenger revenue per available seat mile (e)	9.29	9.86		(5.7)	9.32	9.47		(1.6)
Aircraft at end of period	132	135		(2.2)	132	135		(2.2)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

Three Months Ended June 30, 2007
Compared with the
Three Months Ended June 30, 2006
     Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$689	$747	(7.7)
Express passenger	173	184	(5.9)
Cargo	5	7	(33.4)
Other	35	43	(20.2)

Total operating revenues	$902	$981	(8.1)

     For the three months ended June 30, 2007, total operating revenues were $902 million as compared to $981 million for the 2006 period. Mainline passenger revenues were $689 million in the second quarter of 2007 compared to $747 million in the second quarter of 2006. RPMs increased 0.6% as mainline capacity, as measured by ASMs, decreased 2.1%, resulting in a 2.3 point increase in load factor to 84.6%. Passenger yield decreased 8.2% to 10.99 cents in the second quarter of 2007 from 11.98 cents in the second quarter of 2006. PRASM decreased 5.7% to 9.29 cents in the second quarter of 2007 from 9.86 cents in the second quarter of 2006. The decreases in yield and PRASM in the second quarter of 2007 are due to a weakened revenue environment resulting from increases in industry capacity in the markets served by AWA. Additionally, due to the merger of the AWA and US Airways reservations systems in March 2007, all ticket sales for transportation previously issued by AWA are now issued by US Airways. As a result, while AWA earns passenger revenues when operating flights for US Airways, all revenue adjustments resulting from the periodic evaluation of the air traffic liability account are now recorded by US Airways.
     Express passenger revenues were $173 million for the second quarter of 2007, a decrease of $11 million from the second quarter of 2006. Express RPMs decreased by 8.7% as Express capacity, as measured by ASMs, decreased 9.5%, resulting in a 0.7 point increase in load factor to 80.3%. The decrease in RPMs was partially offset by an increase in yield, which increased 3.1% to 19.80 cents in the second quarter of 2007 from 19.21 cents in the second quarter of 2006. The period over period decrease in Express passenger revenues is due primarily to the decrease in Express capacity during the 2007 period.
     Other revenues were $35 million for the second quarter of 2007, a decrease of $8 million or 20.2% from the second quarter of 2006. As discussed above, as a result of the merger of the reservation system in March 2007, all ticket sales for transportation previously issued by AWA are now issued by US Airways. Accordingly, all revenues associated with ticket reissuance and change fees are now earned by US Airways rather than AWA.

     Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$238	$242	(2.0)
Loss (gain) on fuel hedging instruments, net:
Realized	2	(11)	nm
Unrealized	(25)	(18)	36.4
Salaries and related costs	189	191	(1.2)
Aircraft rent	82	85	(4.0)
Aircraft maintenance	76	73	4.2
Other rent and landing fees	45	45	—
Selling expenses	37	42	(9.7)
Special items, net	10	23	(59.2)
Depreciation and amortization	11	10	0.9
Other	101	79	30.4

Total mainline operating expenses	766	761	0.7
Express expenses:
Fuel	50	57	(12.2)
Other	111	102	8.6

Total operating expenses	$927	$920	0.6

     Total operating expenses in the second quarter of 2007 were $927 million, an increase of $7 million or 0.6% compared to the 2006 period. Mainline operating expenses were $766 million in the 2007 period, an increase of $5 million from the 2006 period. The 2007 period included net charges from special items of $10 million related to transition expenses, compared to $23 million for merger related transition expenses in the 2006 period.
     Other significant changes in the components of mainline operating expenses are as follows:
•	Gain on fuel hedging instruments, net decreased 21% due principally to a realized loss incurred in the second quarter of 2007 compared to a realized gain in the second quarter of 2006. The realized loss in the second quarter of 2007 is a result of an increase in the price range at which heating oil collars were entered into as compared to the 2006 period along with the timing of the settlements of those collars. The realized loss in the second quarter of 2007 was offset by an increase in the unrealized gain in 2007 compared to 2006, which was a result of a period-over-period increase in the volume of barrels hedged during a period in which the fair market value of the costless collar transactions increased.

•	Other operating expenses increased by 30.4% due principally to higher allocated costs for shared services with US Airways, including reservations, technology and data processing services in the 2007 period.

•	Selling expenses decreased by 9.7% primarily due to a decrease in mainline passenger revenues in the 2007 period.
     Express expenses were $161 million in the second quarter of 2007 as compared to Express expenses of $159 million in the second quarter of 2006. Express fuel costs decreased by $7 million, which was offset by a $9 million increase in Express operating expenses in the second quarter of 2007 compared to the same period in 2006. The decrease in fuel costs is due to a decrease in the average fuel price per gallon and a 3.9% decrease in gallons consumed due to a decrease in block hours in the second quarter of 2007 compared to the second quarter of 2006. The increase in operating expenses is due to higher allocated costs for shared services with US Airways.
     Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense):
Interest income	$17	$20	(10.0)
Interest expense, net	(1)	(10)	(84.9)
Other, net	1	1	—

Total nonoperating income, net	$17	$11	61.4

     AWA had net nonoperating income of $17 million in the second quarter of 2007 as compared to net nonoperating income of $11 million in the second quarter of 2006. Interest expense decreased $9 million in the second quarter of 2007 to $1 million due to the repayment by US Airways Group of the Barclays Bank of Delaware (formerly Juniper Bank) prepaid miles loan in March 2007.
Six Months Ended June 30, 2007
Compared with the
Six Months Ended June 30, 2006
     Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,351	$1,399	(3.4)
Express passenger	322	337	(4.7)
Cargo	11	16	(31.1)
Other	84	90	(6.3)

Total operating revenues	$1,768	$1,842	(4.1)

     For the six months ended June 30, 2007, total operating revenues were $1.77 billion, a decrease of $74 million from the 2006 period. Mainline passenger revenues were $1.35 billion in the first six months of 2007 compared to $1.40 billion in the first six months of 2006. RPMs were relatively flat period over period as mainline capacity, as measured by ASMs, decreased 1.9%, resulting in a 1.6 point increase in load factor to 82.1%. Passenger yield decreased 3.5% to 11.34 cents in the first six months of 2007 from 11.76 cents in the first six months of 2006. PRASM decreased 1.6% to 9.32 cents in the first six months of 2007 from 9.47 cents in the first six months of 2006. The decreases in yield and PRASM are the result of a weakened revenue environment in the markets in which AWA operates in the second quarter of 2007 due to increases in industry capacity. Additionally, as a result of the merger of the AWA and US Airways reservations systems in March 2007, revenue adjustments resulting from the periodic evaluation of the air traffic liability account are now recorded by US Airways.
     Express passenger revenues were $322 million for the first six months of 2007, a decrease of $15 million from the first six months of 2006. Express RPMs decreased by 8.1% as Express capacity, as measured by ASMs, decreased 10.3%, resulting in a 1.9 point increase in load factor to 78.0%. The decrease in RPMs was partially offset by an increase in yield, which increased 3.6% to 19.41 cents in the first six months of 2007 from 18.73 cents in the first six months of 2006. The period over period decrease in Express passenger revenues is due primarily to the decrease in Express capacity during the 2007 period.

     Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$439	$447	(1.8)
Loss (gain) on fuel hedging instruments, net:
Realized	37	(12)	nm
Unrealized	(115)	(44)	nm
Salaries and related costs	363	366	(0.7)
Aircraft rent	165	171	(3.6)
Aircraft maintenance	142	125	14.2
Other rent and landing fees	91	90	1.0
Selling expenses	74	81	(7.8)
Special items, net	23	(7)	nm
Depreciation and amortization	22	21	5.2
Other	199	155	26.7

Total mainline operating expenses	1,440	1,393	3.4
Express expenses:
Fuel	88	103	(14.4)
Other	218	202	8.2

Total operating expenses	$1,746	$1,698	2.8

     Total operating expenses in the first six months of 2007 were $1.75 billion, an increase of $48 million or 2.8% compared to the 2006 period. Mainline operating expenses were $1.44 billion in the 2007 period, an increase of $47 million from the 2006 period. The 2007 period included net charges from special items of $23 million related to transition expenses. This compares to net credits from special items of $7 million in the 2006 period, which includes a $51 million gain associated with the return of equipment deposits upon the forgiveness of a loan from Airbus, offset in part by $44 million of merger related transition expenses.
     Other significant changes in the components of mainline operating expenses are as follows:
•	Gain on fuel hedging instruments, net increased 39.3% due principally to an increase in the unrealized gain in 2007 compared to 2006, which was a result of a period-over-period increase in the volume of barrels hedged during a period in which the fair market value of the costless collar transactions increased. The unrealized gain was partially offset by a realized loss in the first six months of 2007 as a result of an increase in the price range at which heating oil collars were entered into as compared to the 2006 period along with the timing of the settlements of those collars.

•	Aircraft maintenance expense increased 14.2% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements in the first six months of 2007 compared to the first six months of 2006. AWA also recognized $3 million of expense associated with lease return conditions and power by the hour penalties for one aircraft returned in the first quarter of 2007 and one aircraft scheduled to be returned in the second half of 2007.

•	Selling expenses decreased by 7.8% primarily due to a decrease in mainline passenger revenues in the 2007 period.

•	Other operating expenses increased by 26.7% due principally to higher allocated costs for shared services with US Airways, including reservations, technology and data processing services in the 2007 period.
     Express expenses were $306 million in the first six months of 2007 as compared to Express expenses of $305 million for the first six months of 2006. Express fuel costs decreased by $15 million, which was offset by a $16 million increase in Express operating expenses in the first six months of 2007 compared to the same period in 2006. The decrease in fuel costs is due to a decrease in the average fuel price per gallon and a 4.5% decrease in gallons consumed due to a decrease in block hours in the first six months of 2007 compared to the first six months of 2006. The increase in operating expenses is due to higher allocated costs for shared services with US Airways.

     Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense):
Interest income	$36	$33	11.8
Interest expense, net	(11)	(37)	(71.4)
Other, net	1	(10)	nm

Total nonoperating income (expense), net	$26	$(14)	nm

     AWA had net nonoperating income of $26 million in the first six months of 2007 as compared to net nonoperating expense of $14 million in the first six months of 2006. Interest expense decreased $26 million to $11 million due to the refinancing of the loan formerly guaranteed by ATSB in March 2006 by US Airways Group. The refinanced debt is no longer held by AWA. Also contributing to lower interest expense was the conversion of the 7.5% Convertible Senior Notes in April 2006 into equity of US Airways Group and the repayment by US Airways Group of the Barclays Bank of Delaware (formerly Juniper Bank) prepaid miles loan in March 2007.
     The 2006 period includes other nonoperating expenses of $11 million related to the acceleration of amortization of the debt issuance costs and debt discounts and prepayment penalties in connection with the refinancing of the loan formerly guaranteed by ATSB and GECC loans in March 2006.
US Airways’ Results of Operations
     For the second quarter of 2007, US Airways’ operating revenues increased to $2.28 billion from $2.23 billion in the same period in 2006. Operating income was $320 million in the second quarter of 2007, compared to operating income of $280 million in the second quarter of 2006. Operating income in the 2007 period includes net charges from special items of $18 million compared to net charges from special items of $12 million in the 2006 period. Net income for the second quarter of 2007 was $179 million as compared to net income of $246 million for the comparable 2006 period.
     For the first six months of 2007, US Airways’ operating revenues increased to $4.18 billion from $4.03 billion in the same period in 2006. Operating income was $403 million for the first six months of 2007, compared to operating income of $322 million in the same period in 2006. Operating income in the 2007 period includes net charges from special items of $44 million compared to net credits from special items of $3 million in the 2006 period. Net income for the first six months of 2007 was $211 million as compared to net income of $247 million for the comparable 2006 period.
     US Airways Group files a consolidated federal income tax return, which includes US Airways. As of December 31, 2006, US Airways Group had $980 million of NOL to reduce future federal taxable income. Of this amount, $580 million relates to US Airways. The remaining $400 million of NOL relates to AWA and is subject to a valuation allowance.
     In the second quarter of 2007 and first six months of 2007, US Airways utilized NOL for which there was no corresponding reversal of valuation allowance to offset expense. Accordingly, US Airways recorded $106 million and $123 million of non-cash federal income tax expense on a separate company basis for the second quarter of 2007 and first six months of 2007, respectively. US Airways also recorded $4 million of non-cash state income tax expense on a separate company basis for the three and six months ended June 30, 2007. Upon consolidation into US Airways Group, there is sufficient reversal of the valuation allowance recorded at AWA to offset income tax expense recognized by US Airways.
     US Airways recorded $8 million of tax provision in the second quarter of 2007, which included $2 million of Alternative Minimum Tax Liability (“AMT”) expense and $6 million of state tax expense. For the first six months of 2007, US Airways recorded $11 million of tax provision, which included $3 million of AMT expense and $8 million of state tax expense.
     As of December 31, 2006, US Airways had a valuation allowance associated with pre-merger state NOL of approximately $29 million. In the second quarter of 2007, US Airways utilized state NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, the decrease in the valuation allowance associated with this state NOL reduced goodwill instead of the provision for income taxes. Accordingly, included in US Airways’ state tax provision described above, US Airways recognized $5 million and $6 million of non-cash tax expense in the second quarter of 2007 and first six months of 2007, respectively. US Airways also recorded $1 million and $2 million of state income tax related to certain states where NOL was not available to be used in the second quarter of 2007 and first six months of 2007, respectively.
     The table below sets forth selected mainline operating data for US Airways:

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2007	2006	2007-2006		2007	2006	2007-2006
Revenue passenger miles (millions) (a)	10,021	9,914	1.1		18,802	18,210	3.2
Available seat miles (millions) (b)	12,106	12,054	0.4		23,581	23,085	2.1
Load factor (c)	82.8	82.2	0.5	pts	79.7	78.9	0.9	pts
Yield (d)	15.02	14.51	3.5		14.62	14.26	2.5
Passenger revenue per available seat mile (e)	12.43	11.93	4.2		11.66	11.25	3.6
Aircraft at end of period	226	224	0.9		226	224	0.9

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.
Three Months Ended June 30, 2007
Compared with the
Three Months Ended June 30, 2006
     Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,505	$1,439	4.6
Express passenger	564	596	(5.5)
Cargo	29	29	—
Other	185	162	14.3

Total operating revenues	$2,283	$2,226	2.5

     For the three months ended June 30, 2007, total operating revenues were $2.28 billion as compared to $2.23 billion for the 2006 period. Mainline passenger revenues were $1.51 billion in the second quarter of 2007 compared to $1.44 billion in the second quarter of 2006. RPMs increased 1.1% as mainline capacity, as measured by ASMs, increased 0.4%, resulting in a 0.5 point increase in load factor to 82.8%. Passenger yield increased 3.5% to 15.02 cents in the second quarter of 2007 from 14.51 cents in the second quarter of 2006. PRASM increased 4.2% to 12.43 cents in the second quarter of 2007 from 11.93 cents in the second quarter of 2006 due to stronger passenger demand and improvement in the revenue environment in the markets in which US Airways operates. Additionally, as a result of the merger of the US Airways and AWA reservations systems in March 2007, revenue adjustments resulting from the periodic evaluation of the air traffic liability account associated with AWA operated flights are included in US Airways’ passenger revenues.

     Express passenger revenues were $564 million for the second quarter of 2007, a decrease of $32 million from the second quarter of 2006. Express RPMs decreased by 4.5% as Express capacity, as measured by ASMs, decreased 3.6%, resulting in a 0.6 point decrease in load factor to 75.5%. Express yield decreased 1.1% to 30.24 cents in the second quarter of 2007 from 30.57 cents in the second quarter of 2006. The period over period decrease in Express passenger revenues is due primarily to the decrease in Express capacity during the 2007 period.
     Other revenues were $185 million for the second quarter of 2007, an increase of $23 million or 14.3% from the second quarter of 2006. The increase in other revenues was primarily driven by an increase in revenue associated with fees charged for ticket and flight changes, the sale of Dividend Miles to affinity credit card partners, and the sale of US Airways vacation packages. Additionally, as a result of the merger of the reservations systems in March 2007, all ticket sales for transportation previously issued by AWA are now issued by US Airways. While AWA earns passenger revenues when operating flights for US Airways, all revenues associated with ticket reissuance and change fees are now earned by US Airways.
     Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$420	$426	(1.5)
Salaries and related costs	387	351	10.5
Aircraft rent	98	95	3.6
Aircraft maintenance	94	80	16.9
Other rent and landing fees	94	100	(5.7)
Selling expenses	88	79	11.7
Special items, net	18	12	50.6
Depreciation and amortization	38	37	3.3
Other	206	232	(11.7)

Total mainline operating expenses	1,443	1,412	2.1
Express expenses:
Fuel	137	147	(6.3)
Other	383	387	(1.1)

Total operating expenses	$1,963	$1,946	0.9

     Total operating expenses in the second quarter of 2007 were $1.96 billion, an increase of $17 million or 0.9%, compared to the 2006 period. Mainline operating expenses were $1.44 billion in the 2007 period, an increase of $31 million from the 2006 period. The 2007 period included charges from special items of $18 million consisting of merger related transition expenses, compared to $12 million for merger related transition expenses in the second quarter of 2006.
     Other significant changes in the components of mainline operating expenses are as follows:
•	Salaries and related costs increased 10.5% primarily due to an increase in headcount principally in fleet and passenger service employees offset by decreases in amounts provided for employee profit sharing and incentive plans.

•	Aircraft maintenance expense increased 16.9% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements in the second quarter of 2007 compared to the second quarter of 2006. US Airways also recognized $4 million of net expense associated with lease return conditions and power by the hour penalties for five aircraft scheduled to be returned in the second half of 2007 and six aircraft to be returned in the first half of 2008.

•	Selling expenses increased 11.7% primarily as a result of an increase in mainline passenger revenues in the 2007 period.

•	Other rent and landing fees decreased 5.7% as a result of the recognition of annual airport operating expense rent credits in the 2007 period.

•	Other operating expenses decreased by 11.7% due to a $9 million credit to operating expenses associated with a Hurricane Katrina insurance settlement recorded in the second quarter of 2007 as well as lower allocated costs for shared services with AWA including reservations, technology and data processing services in the 2007 period.
     Express expenses were $520 million in the second quarter of 2007 compared to $534 million in the second quarter of 2006. Express fuel costs decreased by $10 million and Express operating expenses decreased by $4 million in the second quarter of 2007 compared to the same period in 2006. The decrease in fuel costs is due to a decrease in the average fuel price per gallon and a 3.6% decrease in gallons consumed due to a decrease in block hours in the second quarter of 2007 compared to the second quarter of 2006. The decrease in Express expenses is consistent with the decrease in Express capacity during the 2007 period.
     Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense):
Interest income	$29	$21	41.6
Interest expense, net	(53)	(53)	—
Other, net	1	(1)	nm

Total nonoperating expense, net	$(23)	$(33)	(32.0)

     US Airways had net nonoperating expenses of $23 million in the second quarter of 2007 as compared to net nonoperating expenses of $33 million in the second quarter of 2006. Interest income increased $8 million to $29 million in the second quarter of 2007 due to higher average cash balances held in short-term investments at higher rates of return.
Six Months Ended June 30, 2007
Compared with the
Six Months Ended June 30, 2006
     Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$2,749	$2,597	5.9
Express passenger	1,025	1,054	(2.8)
Cargo	59	58	2.3
Other	345	319	8.3

Total operating revenues	$4,178	$4,028	3.7

     For the six months ended June 30, 2007, total operating revenues were $4.18 billion as compared to $4.03 billion for the 2006 period. Mainline passenger revenues were $2.75 billion in the first six months of 2007 compared to $2.60 billion in the first six months of 2006. RPMs increased 3.2% as mainline capacity, as measured by ASMs, increased 2.1%, resulting in a 0.9 point increase in load factor to 79.7%. Passenger yield increased 2.5% to 14.62 cents in the first six months of 2007 from 14.26 cents in the first six months of 2006. PRASM increased 3.6% to 11.66 cents in the first six months of 2007 from 11.25 cents in the first six months of 2006 due to stronger passenger demand and improvement in the revenue environment in the markets in which US Airways operates. Additionally, as a result of the merger of the US Airways and AWA reservations systems in March 2007, revenue adjustments resulting from the periodic evaluation of the air traffic liability account associated with AWA operated flights are included in US Airways’ passenger revenues.
     Express passenger revenues were $1.03 billion for the first six months of 2007, a decrease of $29 million from the first six months of 2006. Express RPMs decreased by 1.9% as Express capacity, as measured by ASMs, decreased 3.4%, resulting in a 1.0 point increase in load factor to 71.0%. Express yield decreased 0.9% to 29.56 cents in the first six months of 2007 from 29.83 cents in the first six months of 2006. The period over period decrease in Express passenger revenues is due primarily to the decrease in Express capacity during the 2007 period.

     Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$768	$776	(0.9)
Salaries and related costs	741	680	9.0
Aircraft rent	195	194	0.7
Aircraft maintenance	193	166	16.0
Other rent and landing fees	176	195	(10.0)
Selling expenses	157	146	7.1
Special items, net	44	(3)	nm
Depreciation and amortization	73	73	—
Other	415	446	(6.6)

Total mainline operating expenses	2,762	2,673	3.3
Express expenses:
Fuel	253	273	(7.3)
Other	760	760	—

Total operating expenses	$3,775	$3,706	1.9

     Total operating expenses in the first six months of 2007 were $3.76 billion, an increase of $69 million or 1.9%, compared to the 2006 period. Mainline operating expenses were $2.76 billion in the 2007 period, an increase of $89 million from the 2006 period. The 2007 period included charges from special items of $44 million consisting of merger related transition expenses, compared to net credits from special items of $3 million in the first six months of 2006. The credits from special items in the 2006 period were principally the result of a $40 million gain associated with the return of equipment deposits upon the forgiveness of a loan from Airbus, offset by $37 million of merger related transition expenses.
     Other significant changes in the components of mainline operating expenses are as follows:
•	Salaries and related costs increased 9.0% primarily due to an increase in headcount principally in fleet and passenger service employees offset by decreases in amounts provided for employee profit sharing and incentive plans.

•	Aircraft maintenance expense increased 16.0% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements in the 2007 period compared to the 2006 period. US Airways also recognized $8 million of net expense associated with lease return conditions and power by the hour penalties for six aircraft scheduled to be returned in the second half of 2007 and six aircraft scheduled to be returned in the first half of 2008.

•	Other rent and landing fees expense decreased 10.0% as a result of the merger due principally to the closure of former US Airways facilities on the East Coast and a reduction of equipment rent due to IT synergies as well as the recognition of annual airport operating expense rent credits in the 2007 period.

•	Selling expenses increased 7.1% primarily as a result of an increase in mainline passenger revenues in the 2007 period.

•	Other operating expenses decreased by 6.6% due to a $9 million credit to operating expenses associated with a Hurricane Katrina insurance settlement recorded in the second quarter of 2007 as well as lower allocated costs for shared services with AWA including reservations, technology and data processing services in the 2007 period.
     Express expenses were $1.01 billion in the first six months of 2007 compared to $1.03 billion in the first six months of 2006. Express fuel costs decreased by $20 million due to a decrease in the average fuel price per gallon. Contributing to lower fuel costs was a 2.5% decrease in gallons consumed due to a decrease in block hours in the first six months of 2007 compared to the first six months of 2006.

     Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense):
Interest income	$51	$34	48.1
Interest expense, net	(109)	(107)	1.3
Other, net	4	(1)	nm

Total nonoperating expense, net	$(54)	$(74)	(27.2)

     US Airways had net nonoperating expenses of $54 million in the first six months of 2007 as compared to net nonoperating expenses of $74 million in the first six months of 2006. Interest income increased $17 million to $51 million in the first six months of 2007 due to higher average cash balances held in short-term investments at higher rates of return. Interest expense was $109 million in the first six months of 2007 and relatively flat compared to the first six months of 2006.
Liquidity and Capital Resources
  Sources and Uses of Cash
     US Airways Group
     As of June 30, 2007, our cash, cash equivalents, short-term investments and restricted cash was $3.52 billion, of which $3.02 billion was unrestricted. After applying adjustments for non-cash income and expenses, net cash provided by operating activities was relatively unchanged period over period. Net cash provided by operating activities for the first six months of 2007 was $671 million as compared to $675 million for the first six months of 2006.
     In the first six months of 2007, net cash used in investing activities was $1.16 billion. This compares to net cash used in investing activities of $975 million for the first six months of 2006. Principal investing activities during the first six months of 2007 included purchases of property and equipment totaling $201 million, including the purchase of three Embraer 190 aircraft, one spare engine, and ground equipment to better support our flight operations; net purchases of short-term investments of $1.11 billion; a $168 million decrease in restricted cash; and a $17 million increase in equipment deposits. Principal investing activities during the first six months of 2006 included purchases of property and equipment totaling $113 million, including the purchase of three Boeing 757-200 aircraft; net purchases of short-term investments of $671 million; and an increase in restricted cash of $193 million. Changes in the restricted cash balances for the 2007 and 2006 periods are due to changes in reserves required under agreements for processing credit card transactions.
     In the first six months of 2007, net cash provided by financing activities was $31 million. This compares to net cash provided by financing activities of $272 million for the first six months of 2006. Principal financing activities in 2007 included proceeds from the issuance of $1.6 billion of debt under the Citicorp credit facility and $66 million of equipment notes issued to finance the acquisition of three Embraer 190 aircraft. Debt repayments totaled $1.64 billion and included the repayment in full, using the proceeds from the Citicorp credit facility, of the outstanding balance on the GE loan of $1.25 billion, the prepayment of miles by Barclays Bank Delaware (formerly Juniper Bank) of $325 million and the outstanding balance under a GECC credit facility of $19 million. Principal financing activities in 2006 included proceeds from the issuance of new debt of $1.38 billion, including a $64 million draw on one of the Airbus loans, $48 million of equipment notes issued to finance the acquisition of three Boeing 757-200 aircraft and the issuance of the $1.25 billion GE loan. Debt repayments totaled $1.13 billion and included the repayment in full with the proceeds from the GE loan of balances outstanding on the loan previously guaranteed by the ATSB of $801 million, Airbus loans of $161 million, and two loans previously provided to AWA by GECC of $110 million.
     AWA
     As of June 30, 2007, AWA’s cash, cash equivalents, short-term investments and restricted cash were $1.22 billion, of which $1.08 billion was unrestricted. We have the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. Net cash used for operating activities for the first six months of 2007 was $82 million. This compares to net cash provided by operating activities of $216 million for the first six months of 2006. The period-over-period decrease in cash provided by operating activities of $298 million is primarily due to a decrease in AWA’s air traffic liability (ticket sales for transportation that has not yet been provided) offset by an increase in the net payable to related parties, principally US

Airways. Concurrently with the migration of the AWA and US Airways reservations systems into one system in March 2007, all ticket sales for transportation previously issued by AWA are now issued by US Airways. Accordingly, all cash receipts for transportation sales are received by US Airways.
     In the first six months of 2007, net cash used in investing activities was $462 million. This compares to net cash used in investing activities of $232 million for the first six months of 2006. Principal investing activities during the first six months of 2007 included net purchases of property and equipment of $24 million, a decrease in restricted cash of $69 million, net purchases of short-term investments of $495 million, and an increase in equipment deposits of $15 million. Principal investing activities during the first six months of 2006 included purchases of property and equipment of $34 million, an increase in restricted cash of $62 million and net purchases of short-term investments of $137 million.
     In the first six months of 2007, net cash used for financing activities was less than $1 million and related to repayments of debt. This compares to net cash used for financing activities of $203 million for the first six months of 2006. Principal financing activities in 2006 included a net decrease in the payable to related parties of $201 million primarily due to the payment of US Airways’ expenses by AWA on US Airways’ behalf.
     US Airways
     As of June 30, 2007, US Airways’ cash, cash equivalents, short-term investments and restricted cash were $2.28 billion, of which $1.92 billion was unrestricted. We have the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. Net cash provided by operating activities for the first six months of 2007 was $774 million, as compared to net cash provided by operating activities of $494 million for the first six months of 2006. The period-over-period increase of $280 million is primarily the result of an increase in air traffic liability (ticket sales for transportation that has not yet been provided) offset by a decrease in the net payable to related parties, principally AWA. Concurrently with the migration of the AWA and US Airways reservations systems into one system in March 2007, all ticket sales for transportation previously issued by AWA are now issued by US Airways. Accordingly, all cash receipts for transportation sales are received by US Airways, which results in a greater number of cash transfers made to AWA from US Airways for AWA to meet its cash operating requirements.
     In the first six months of 2007, net cash used in investing activities was $685 million. This compares to net cash used for investing activities of $736 million for the first six months of 2006. Principal investing activities during the first six months of 2007 included purchases of property and equipment of $169 million, including the purchase of three Embraer 190 aircraft, one spare engine, and ground equipment to better support US Airways flight operations; net purchases of short-term investments of $615 million; and a decrease in restricted cash of $101 million. Principal investing activities during the first six months of 2006 included purchases of property and equipment of $72 million, including the purchase of three Boeing 757-200 aircraft; net purchases of short-term investments of $535 million; and an increase in restricted cash of $130 million. Changes in the restricted cash balances for the 2007 and 2006 periods are due to changes in reserves required under agreements for processing the US Airways’ credit card transactions.
     In the first six months of 2007, net cash provided by financing activities was $3 million. This compares to net cash provided from financing activities of $429 million for the first six months of 2006. Principal cash financing activities in the second quarter of 2007 included the issuance of $66 million of debt to finance the acquisition of three Embraer 190 aircraft and debt repayments of $63 million, including the repayment of the outstanding balance of debt under a GECC credit facility of $19 million and other scheduled payments on equipment notes. Principal cash financing activities in 2006 included a net increase in payables to related parties of $438 million, the issuance of $48 million of debt to finance the acquisition of three Boeing 757-200 aircraft and debt repayments of $57 million.
Commitments
     As of June 30, 2007, we had $3.18 billion of long-term debt (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates to disclosures made in the 2006 Form 10-K.
Refinancing Transaction
     On March 23, 2007, we entered into a new term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders, pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. AWA, US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.

     The proceeds of the Citicorp credit facility were used to repay in full the following indebtedness:
•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with GECC and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loan was $1.25 billion.

•	The Barclays prepaid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC that has since been renamed Barclays Bank Delaware (“Barclays”). At the time of the repayment, the total outstanding balance was $325 million.

•	The credit facility with GECC, amended in July 2005 with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.
     The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on the closing date, then (A) the applicable LIBOR margin would be 2.00% and (B) the applicable index margin will be 1.00%.
     The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
     In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. At June 30, 2007, we were in compliance with all debt covenants.
Embraer Purchase Commitments
     On June 13, 2006, we and Embraer executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement. In accordance with the terms of these agreements, we placed an initial firm order for 25 Embraer 190 aircraft and an additional firm order for 32 Embraer 190 aircraft. The progress and deposit payments totaling approximately $18 million previously paid by us to Embraer in accordance with the terms of the Purchase Agreement dated as of May 9, 2003, will be applied to these orders in accordance with the terms of the amended and restated agreements. In addition, we have the option to purchase up to 50 additional Embraer 190 aircraft and to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft. On July 21, 2006, we assigned 30 of the purchase options to Republic Airlines Inc. On January 12, 2007, we assigned eight additional purchase options to Republic Airlines. We purchased and took delivery of two Embraer 190 aircraft in December 2006. We took delivery of one Embraer 190 aircraft in March 2007, one in April 2007 and one in June 2007. We expect to take delivery of six Embraer 190s in 2007 and 14 Embraer 190 aircraft in 2008. On June 1, 2007, we entered in to an amendment to the Amended and Restated Purchase Agreement revising the delivery schedule for the additional 32 firm order Embraer 190 aircraft. On June 6, 2007, we entered into another amendment to the Amended and Restated Purchase Agreement whereby Embraer granted us an additional 140 purchase options.

Airbus Purchase Commitments
     On June 18, 2007, we announced that we have agreed to terms with Airbus for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 wide-body aircraft, including 22 A350 XWB aircraft and 10 A330 aircraft. The order is contingent upon the execution of definitive purchase agreements. The 60 A320 family aircraft would replace 60 older aircraft in the airline’s fleet. Deliveries for the 60 A320 family aircraft will begin in 2010. We also reaffirmed our commitment to the A350 program by increasing our previously announced order of 20 A350 aircraft by two to 22 A350 XWB aircraft in both the -800 and larger -900 series configuration. Deliveries for the A350 XWB aircraft are expected to begin in 2014 and can be used for modest international expansion or replacement of existing older technology aircraft. The 10 A330 aircraft will facilitate the retirement of US Airways’ existing B767 fleet. Deliveries of the A330 aircraft are expected to commence in 2009. US Airways also has an option to convert individual A330 deliveries to longer range A340 aircraft. The terms agreed to would require us to make approximately $1.2 billion of predelivery deposits and payments upon delivery during the remainder of 2007 through 2010. We are currently evaluating whether we will fund these payments through cash from operations or future financings.
     We have also agreed to terms with Rolls-Royce to acquire Trent XWB engines to power the 22 Airbus A350 XWB aircraft along with a TotalCare long-term engine services agreement. The engine order and the services agreement are contingent upon execution of definitive documentation.
Asset Based Financings
     On March 31, 2006, US Airways entered into a loan agreement with Landesbank Baden-Württemberg (“LBBW”) as Loan Participant and Arranger, Wells Fargo Bank Northwest, National Association, as Security Trustee, and US Airways Group, as guarantor, in the amount of $48 million. The LBBW loan bears interest at a rate of LIBOR plus a margin, subject to adjustment, with $46.5 million of the loan amortizing over ten years and $1.5 million of the loan amortizing over three quarterly installments on the first three interest payment dates. The LBBW loan is secured by three Boeing 757 aircraft that we purchased in February 2006. As of June 30, 2007, the remaining debt with LBBW was $42 million.
     On October 18, 2006, US Airways entered into a facility agreement with The Royal Bank of Scotland, PLC (“RBS”) as Lender and Arranger, Wells Fargo Bank Northwest, National Association, as Indenture Trustee, and AWA, as guarantor, in the total aggregate amount of $242 million to finance the acquisition of 11 Embraer 190 aircraft. The RBS loan bears interest at a rate of LIBOR plus a margin and is amortized over twelve years with a balloon payment at maturity. As of June 30, 2007, $109 million of the RBS loan is outstanding and secured by five Embraer 190 aircraft that we purchased between December 2006 and June 2007.
Affinity Credit Card Partner Agreement
     In connection with the merger, AWA, pre-merger US Airways Group and Barclays Bank of Delaware entered into an amended credit card agreement on August 8, 2005. Pursuant to the amended credit card agreement, Barclays agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card. The amended credit card agreement went into effect on January 1, 2006. Prior to that date, the AWA credit card program was administered by Bank of America, N.A. (USA), under an agreement that terminated on December 31, 2005.
     US Airways’ credit card program was also administered by Bank of America, N.A. (USA) prior to the merger. On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America, and that notice was to become effective on December 28, 2007. Pending termination of the Bank of America agreement, there is a dual branding period during which both Barclays and Bank of America are running separate credit card programs for us. As a result of a May 11, 2007 settlement of litigation filed by Bank of America against US Airways Group, US Airways and AWA, the agreement with Bank of America has been extended to March 31, 2009, among other changes, and the dual branding period has been extended through the same date. (See Part II, Item 1, “Legal Proceedings.”)
     The amended credit card agreement with Barclays took effect at the effective time of the merger. The credit card services provided by Barclays under the amended credit card agreement commenced in early January 2006 and will continue until the new expiration date, which, as a result of the litigation settlement, is March 31, 2015.
     Under the amended credit card agreement, Barclays pays us fees for each mile awarded to each credit card account administered by Barclays, subject to certain exceptions. Barclays also agreed to pay a one-time bonus payment of $130 million following the effectiveness of the merger and an annual bonus of $5 million to us, subject to certain exceptions, for each year after Barclays becomes the exclusive issuer of the co-branded credit card. The one-time bonus was paid to us on October 3, 2005. If Barclays is not granted exclusivity to offer a co-branded credit card after the dual branding period with Bank of America, we must repay this bonus payment and repurchase unused prepaid miles with interest, plus repay a $20 million bonus payment AWA received under the original credit card agreement with Barclays and pay $50 million in liquidated damages. As of June 30, 2007, we have not recorded income from the bonus payments and have a deferred liability of $150 million recorded in other long-term liabilities.
     On October 3, 2005, Barclays prepaid for miles totaling $325 million, subject to the same conditions as apply to the $130 million bonus payment described above. To the extent that these miles were not used by Barclays as allowed under the co-branded credit card program in certain circumstances, we agreed to repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the co-branded credit card agreement with Barclays, until paid in full. We made monthly interest payments at LIBOR plus 4.75% to Barclays, beginning on November 1, 2005, based on the amount of pre-purchased miles that had not been used by Barclays in connection with the co-branded credit card program and had not been repurchased by us. We were required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment was recorded as additional indebtedness in our consolidated financial statements and of AWA. As discussed above, proceeds from the Citicorp credit facility were used to repay the pre-purchased miles in full on March 23, 2007.
     Barclays requires us to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires us to maintain certain financial ratios beginning January 1, 2006. As of June 30, 2007 we were in compliance with these ratios. Barclays may, at its option, terminate the amended credit card agreement in the event that we breach our obligations under the amended credit card agreement, or upon the occurrence of certain events.
Covenants and Credit Rating
     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.” As of June 30, 2007, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
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

Other Indebtedness and Obligations
     The following table provides details of our future cash contractual obligations as of June 30, 2007 (in millions):

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$16	$16	$16	$16	$1,610	$1,674
Aircraft related and other commitments (3)	196	442	40	48	239	1,429	2,394
US Airways (4)
Debt and capital lease obligations	39	92	92	97	109	1,009	1,438
Aircraft purchase and operating lease commitments (3)	304	643	584	544	515	3,127	5,717
Regional capacity purchase agreements (5)	516	1,194	1,248	1,273	1,298	7,277	12,806
AWA (4)
Debt and capital lease obligations	2	2	30	—	—	30	64
Aircraft purchase and operating lease commitments (3)	214	692	1,135	774	260	1,609	4,684
Regional capacity purchase agreements (5)	269	530	541	552	563	287	2,742
Other US Airways Group subsidiaries (6)	4	10	4	1	1	2	22

Total	$1,544	$3,621	$3,690	$3,305	$3,001	$16,380	$31,541

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group, AWA and US Airways under which each entity is jointly and severally liable.

(2)	Includes $74 million aggregate principal amount of 7% senior convertible notes due 2020 issued by US Airways Group and the $1.6 billion Citicorp credit facility due March 23, 2014.

(3)	Aircraft purchase commitments exclude the Airbus aircraft and Rolls Royce engine orders announced in June 2007 as the orders are contingent upon execution of definitive purchase agreements.

(4)	Commitments listed separately under US Airways or AWA represent commitments under agreements entered into separately by those companies.

(5)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(6)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
     We expect to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the Citicorp credit facility and our amended credit card agreement with Barclays contain minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

Critical Accounting Policies and Estimates
     In the second quarter of 2007, there were no significant changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2006 Form 10-K.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements.
     In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. We adopted EITF 06-3 during the first quarter of 2007. We collect various excise taxes on ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on our consolidated financial statements.
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

Commodity price risk
     As of June 30, 2007, we have entered into costless collars to protect ourself from fuel price risks. These transactions are in place with respect to approximately 35.7% and 5.2% of remaining projected 2007 and 2008 fuel requirements, respectively.
     The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At June 30, 2007, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $66 million. We estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $45 million.
Interest rate risk
     Our exposure to interest rate risk relates primarily to our variable rate long-term debt obligations. At June 30, 2007, our variable-rate long-term debt obligations of approximately $2.02 billion represented approximately 64% of our total long-term debt. If interest rates increased 10% in 2007, the impact on our results of operations would be approximately $15 million of additional interest expense.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of US Airways Group’s, AWA’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934) as of June 30, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in internal control over financial reporting.
     During the quarter ended June 30, 2007, there has been no change to US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting other than controls established to properly account for the merger and consolidation of acquired operations. US Airways Group will face significant challenges in integrating procedures and operations in a timely and efficient manner and retaining key personnel. Management will continue to evaluate its internal control over financial reporting as it executes merger integration activities as it is possible that integration activities could materially affect US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2007.
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
     On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against AMR Group, Inc., the parent company of American Airlines, along with its airline subsidiaries, in December 2003. This action has been stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. In the meantime, several foreign airline defendants were dismissed from the case for reasons unique to their status as foreign operators, and the remaining defendants in September 2005 obtained a ruling that there had been no infringement of any of I.A.P.’s patents. In October 2005, I.A.P. entered into consent judgments with several defendants. I.A.P. appealed the judgment in favor of Continental Airlines and the AMR Group defendants, but the trial court’s ruling was affirmed on November 13, 2006. No further appeals have been taken. I.A.P. did not file any claims against US Airways Group or any of its subsidiaries in the 2004 Bankruptcy. The case is now closed as to all defendants, including US Airways Group and its subsidiaries.
     On October 12, 2005, Bank of America, N.A., which is one of the issuing banks of the US Airways frequent flyer program credit card and which also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flyer credit card contract with Bank of America by entering into a similar, competing agreement with Barclays and allowing Barclays to issue a US Airways frequent flyer credit card. Bank of America also alleged that US Airways Group and AWA induced these breaches. Bank of America sought an order requiring US Airways to market the Bank of America card and prohibit Barclays from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Barclays, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and made counterclaims against Bank of America. Barclays sought an order declaring the validity of its new agreement to issue a US Airways frequent flyer credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Barclays, was heard in the Bankruptcy Court, where the case was pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America was equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Barclays. The Bankruptcy Court ruled in the alternative that US Airways did not breach its agreement with Bank of America to be the exclusive card issuer, but that US Airways had breached the “no shop” provision of the Bank of America agreement when US Airways negotiated with Barclays prior to reaching the Barclays agreement. Bank of America sought appeal of that ruling while it continued to pursue certain administrative claims against US Airways in the Bankruptcy Court. The resolution of the final two claims that Bank of America made in the lawsuit, which were (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, were dependent on the outcome of the appeal. On July 19, 2006, the Eastern District of Virginia affirmed the Bankruptcy Court’s order in part, ruling that US Airways did not breach the exclusivity provisions of the contract. However, the Eastern District of Virginia reversed the Bankruptcy Court’s decision on equitable estoppel and remanded the remainder of the case to the Bankruptcy Court to take further evidence. Bank of America and US Airways each appealed the July 19, 2006 ruling. On January 16, 2007, Bank of America amended its complaint to add additional breach of contract and tortious interference claims against US Airways and America West, as well as claims against Barclays. On April 16, 2007, the Fourth Circuit Court of Appeals dismissed both Bank of America’s and US Airways’ appeals of the July 19, 2006 ruling. Pursuant to a settlement reached by the parties, the litigation was dismissed by stipulation on May 22, 2007.
     On February 9, 2007, passengers Daphne Renard and Todd Robins filed a class action suit against US Airways in San Francisco Superior Court. The complaint, which was later amended to include only Robins as a lead plaintiff, alleges that US Airways breached its contract of carriage by charging additional fares and fees, after the purchase of tickets on the usairways.com website, for passengers under two years of age who travel as “lap children,” meaning that the child does not occupy his or her own seat but travels instead on the lap of an accompanying adult. The named plaintiff alleges that he and his wife purchased international tickets through the website for themselves and a lap child. Plaintiff alleges that after initially receiving an electronic confirmation that there would be no charge for the lap child, they were later charged an additional $242.50. The complaint alleges a class period from February 9, 2002 to the present. We were served with an amended complaint in early March that continued the same allegations, but dropped plaintiff’s wife as a class representative. On May 1, 2007, US Airways filed an Answer to the complaint and also asked the court for a “complex case” designation, which the court granted on May 11, 2007. The case is now in the discovery phase.
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
     Our obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our existing indebtedness is secured by substantially all of our assets. Moreover, the terms of our Citicorp credit facility require us to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. Our affinity credit card partner agreement with Barclays Bank Delaware, a subsidiary of Barclays PLC, requires us to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement.
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
     Integration of automated airline systems is difficult, and we have encountered complications and difficulties in integrating some of our automated systems and have not completed those integration efforts, including efforts to combine our two computerized airline operations systems, which are scheduled to take place in September 2007. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business, and any sustained disruption in these systems could have a material adverse effect on our business.
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
     US Airways Group and America West Holdings face significant challenges in consolidating functions and integrating their organizations, procedures and operations in a timely and efficient manner. The integration of US Airways Group and America West Holdings has been and will continue to be costly, complex and time consuming, and management will continue to devote substantial effort to that integration and may have its attention diverted from ongoing operational matters or other strategic opportunities.

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
     The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the Federal Aviation Administration (“FAA”), resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until September 30, 2007. Under Vision 100 – Century of Aviation Reauthorization Act, the President may continue the insurance program until March 30, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
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
     As discussed below in “Risks Related to Our Common Stock — A small number of stockholders beneficially own a substantial amount of our common stock,” since the merger, a significant portion of US Airways Group’s common stock has been beneficially owned by a small number of equity investors. The sale of a substantial portion of the shares held by these investors and corresponding purchases by other investors could subject each of US Airways Group and America West Holdings to an “ownership change,” as defined in Internal Revenue Code Section 382. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period since the last ownership change. When a company undergoes such an ownership change, Section 382 limits the future ability to utilize any net operating losses, or NOLs, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOLs arising after the ownership change is not affected. Since the merger, some of the equity investors have sold portions of their holdings and other investors have purchased US Airways Group stock, and, as a result, we believe an “ownership change” occurred for US Airways Group in the first half of 2007. Until US Airways Group has used all of its NOL as of the date of the ownership change, future significant shifts in ownership of US Airways Group’s common stock could result in additional ownership changes.
Bankruptcy-related changes to employee benefit plans could lead to protracted litigation.
     US Airways Group and its subsidiaries sponsor employee benefit plans and arrangements that provide retirement, medical, disability and other benefits to our employees and participating retirees. Many of the benefits provided under these plans are mandated under various collective bargaining agreements, while others are provided on a voluntary basis as a means to recruit and retain valuable employees. Employee benefit plans in general are increasingly the subject of protracted litigation, especially following significant plan changes. Certain of the plans sponsored by the subsidiaries of US Airways Group underwent significant changes in connection with the recent bankruptcy reorganizations, including the termination of four defined benefit pension plans pursuant to agreements with the Pension Benefit Guaranty Corporation (the “PBGC”). While the PBGC retains the authority to restore some or all of the terminated plans, we believe that its ability to do so is limited given our emergence from bankruptcy and discharge from prior debts.
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
     The conversion of some or all of US Airways Group’s 7% senior convertible notes due 2020 will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.
A small number of stockholders beneficially own a substantial amount of our common stock.
     Since the merger, a significant portion of US Airways Group’s common stock has been beneficially owned by a relatively small number of equity investors. As a result, until these stockholders sell a substantial portion of their shares, they will have a greater percentage vote in matters that may be presented for a vote to stockholders than most other stockholders. This may make it more difficult for other stockholders to influence votes on matters that may come before stockholders of US Airways Group. In addition, sales of these shares into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.
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

Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on May 15, 2007, our stockholders approved the election of the following Class II directors to hold office until the 2010 Annual Meeting and until their successors are duly elected and qualified, or until their earlier death or resignation.

	Number of Shares
	For	Withheld
Denise M. O’Leary	72,717,595	799,747
George M. Philip	72,717,536	799,806
J. Steven Whisler	72,713,689	803,653
     The following directors’ terms of office as directors continued after the Annual Meeting: W. Douglas Parker, Bruce R. Lakefield, Richard A. Bartlett, Herbert M. Baum, Matthew J. Hart, Richard C. Kraemer, Cheryl G. Krongard and Edward L. Shapiro.
     The stockholders also voted to ratify the appointment of KPMG LLP to serve as independent registered public accounting firm for the fiscal year ending December 31, 2007. The results were as follows:

For	Against	Abstain
73,219,872	278,263	19,207
     The stockholders also voted not to approve a stockholder proposal relating to the disclosure of political contributions. The results were as follows:

For	Against	Abstain	Broker Non-Votes
2,234,705	40,946,061	22,938,353	7,398,223

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 1 dated as of June 1, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated June 13, 2006 between US Airways Group, Inc. and Embraer – Empresa Brasileira de Aeronautica S.A.*

10.2	Amendment No. 2 dated as of June 6, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated June 13, 2006 between US Airways Group, Inc. and Embraer – Empresa Brasileira de Aeronautica S.A.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: July 26, 2007	By:	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and
Chief Financial Officer

America West Airlines, Inc. (Registrant)

Date: July 26, 2007	By:	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and
Chief Financial Officer

US Airways, Inc. (Registrant)

Date: July 26, 2007	By:	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 1 dated as of June 1, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated June 13, 2006 between US Airways Group, Inc. and Embraer – Empresa Brasileira de Aeronautica S.A.*

10.2	Amendment No. 2 dated as of June 6, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated June 13, 2006 between US Airways Group, Inc. and Embraer – Empresa Brasileira de Aeronautica S.A.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.